Form 10-Q
period 2006-06-30
Valera Pharmaceuticals Inc
filed 2006-08-09
CIK 1305409

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended: June 30, 2006

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
Commission File Number: 000-51768
VALERA PHARMACEUTICALS, Inc.
(Exact name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	13-4119931 (I.R.S. Employer Identification No.)

7 Clarke Drive Cranbury, New Jersey (Address of principal executive offices)	08512 (Zip Code)
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
Yes ☑ No ☐
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
Yes ☐ No☑
As of August 1, 2006, there were 14,887,880 shares of the registrant’s common stock, $0.001 par value outstanding.

Cautionary Statement Regarding Forward-Looking Statements
     We have included, and from time to time may make in our public filings, press releases or other public statements, certain statements, including (without limitation) those under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part I, Item 2 (“MD&A”), and “Quantitative and Qualitative Disclosures about Market Risk” in Part I, Item 3 that may constitute forward-looking statements. In addition, our management may make forward-looking statements to analysts, investors, representatives of the media and others. These forward-looking statements are not historical facts and represent only Valera Pharmaceuticals’ beliefs regarding future events, many of which, by their nature, are inherently uncertain and beyond our control.
     The nature of Valera Pharmaceuticals’ business makes predicting the future trends of our revenues, expenses and net income difficult. The risks and uncertainties involved in our businesses could affect the matters referred to in such statements and it is possible that our actual results may differ from the anticipated results indicated in these forward looking statements. Important factors that could cause actual results to differ from those in the forward-looking statements include (without limitation):
•	changes in reimbursement policies and/or rates for Vantas and any future products;

•	the actions and initiatives of current and potential competitors;

•	the impact of current, pending and future legislation, regulation and legal actions in the U.S. and worldwide affecting the pharmaceutical and healthcare industries;

•	our ability to manufacture our Vantas product; and

•	our ability to develop products, receive regulatory approvals, and market our products.
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

VALERA PHARMACEUTICALS, INC
BALANCE SHEETS
(in thousands, except par value)

	June 30,	December 31,
	2006	2005
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$18,149	$2,340
Investments held-to-maturity	5,925	—
Accounts receivable, net of allowances of $500 at June 30, 2006 and $385 at December 31, 2005	4,490	4,488
Inventories, net	4,306	3,191
Prepaid expenses and other current assets	1,172	726

Total current assets	34,042	10,745

Property, plant and equipment, net of accumulated depreciation of $1,640 at June 30, 2006 and $1,374 at December 31, 2005	6,570	4,194
Deferred offering costs	—	1,378
Deferred financing costs	90	124
Security deposits	91	91
Intangible assets, net of accumulated amortization of $26 at June 30, 2006	499	—

Total assets	$41,292	$16,532

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$3,399	$1,421
Accrued liabilities	3,286	4,607
Note payable	—	1,525
Deferred revenue — current	—	329
Capital lease obligations — current	17	18

Total current liabilities	6,702	7,900

Other non current liabilities	150	—
Capital lease obligations — long term	18	—
Deferred revenue— long term	300	300

Commitments and contingent liabilities

Series A 6% Cumulative Convertible Preferred Stock, $0.001 par value; 0 and 7,000 shares issued and outstanding; liquidation preference — $0 and $7,598 at June 30, 2006 and December 31, 2005, respectively	—	13,604
Series B 10% Cumulative Convertible Preferred Stock, $0.001 par value; 0 and 22,069 shares issued and outstanding; liquidation preference—$0 and $20,221 at June 30, 2006 and December 31, 2005 respectively	—	15,082
Series C 6% Cumulative Convertible Preferred Stock, $0.001 par value; 0 and 11,600 shares issued and outstanding; liquidation preference — $0 and $12,590 at June 30, 2006 and December 31, 2005, respectively	—	11,239

Shareholders’ equity (deficit):
Common stock, $0.001 par value; 30,000 authorized, 14,888 and 1,667 issued and outstanding at June 30, 2006 and December 31, 2005, respectively	15	2
Additional paid-in-capital	78,622	8,696
Deferred stock-based compensation	—	(630)
Accumulated deficit	(44,515)	(39,661)

Total shareholders’ equity (deficit)	34,122	(31,593)

Total liabilities and shareholders’ equity (deficit)	$41,292	$16,532

The accompanying notes to the financial statements are an integral part of these statements.

VALERA PHARMACEUTICALS, INC
STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(Unaudited)

	Three months ended		Six months ended
	June 30,	June 30,	June 30,	June 30,
	2006	2005	2006	2005
Net product sales	$6,215	$10,279	$11,740	$17,965
Licensing revenue	5	7	12	16

Total net revenue	6,220	10,286	11,752	17,981

Operating costs and expenses:
Cost of product sales	1,653	2,951	3,114	3,974
Research and development	1,817	1,861	3,834	2,921
Selling and marketing	3,770	2,820	6,479	5,321
General and administrative	1,980	1,145	3,611	2,533
Amortization of intangible assets	26	—	26	—

Total operating costs and expenses	9,246	8,777	17,064	14,749

(Loss) income from operations	(3,026)	1,509	(5,312)	3,232

Interest income	294	14	505	29
Interest expense	—	(1)	(27)	(2)

(Loss) income before income taxes	(2,732)	1,522	(4,834)	3,259

Provision for income taxes	10	140	20	300

Net (loss) income	$(2,742)	$1,382	$(4,854)	$2,959

Basic net (loss) income per share	$(0.18)	$0.83	$(0.39)	$1.78

Diluted net (loss) income per share	$(0.18)	$0.12	$(0.39)	$0.26

Basic weighted average number of shares outstanding	14,886	1,667	12,290	1,667

Diluted weighted average number of shares outstanding	14,886	11,366	12,290	11,192
The accompanying notes to the financial statements are an integral part of these statements.

VALERA PHARMACEUTICALS, INC
STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
For the Six Months Ended June 30, 2006
(in thousands)
(Unaudited)

			Additional			Total
	Common Stock		Paid-in	Deferred	Accumulated	Stockholders’
	Shares	Par Value	Capital	Compensation	Deficit	Equity (Deficit)
Balances at December 31, 2005	1,667	$2	$8,696	$(630)	$(39,661)	$(31,593)

Net loss	—	—	—	—	(4,854)	(4,854)

Issuance of common stock from initial public offering	3,863	4	30,201	—	—	30,205

Conversion of preferred stock into common stock	9,356	9	39,916	—	—	39,925

Exercise of stock options	2	—	10	—	—	10

Elimination of deferred compensation related to adoption of FAS 123(R)	—	—	(630)	630	—	—

Expense related to options granted to non-employees	—	—	5	—	—	5

Compensation expense related to employee stock options	—	—	424	—	—	424

Balances at June 30, 2006	14,888	$15	$78,622	$—	$(44,515)	$34,122

The accompanying notes to the financial statements are an integral part of these statements.

VALERA PHARMACEUTICALS, INC
STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2006	2005
Operating activities
Net (loss) income	$(4,854)	$2,959
Adjustments to reconcile net (loss) income to net cash used in operating activities
Depreciation and amortization	292	199
Amortization of deferred financing fees	34	—
Allowances for accounts receivable	193	227
Expense related to options granted to non-employees	5	58
Stock based compensation	424	(182)
Changes in assets and liabilities which provided (used) cash
Accounts receivable	(195)	(5,110)
Inventories	(1,115)	(708)
Restricted cash	—	100
Prepaid expenses and other current assets	(446)	(403)
Security deposits	—	(62)
Accounts payable	1,978	(59)
Accrued liabilities	(1,321)	2,893
Other non-current liabilities	150	—
Deferred revenue	(329)	300

Net cash (used in) provided by operating activities	(5,184)	212

Investing Activities
Capital expenditures	(2,614)	(1,471)
Purchase of product rights	(525)	—
Purchase of investments held-to-maturity	(5,925)	—

Net cash used in investing activities	(9,064)	(1,471)

Financing Activities
Net proceeds from issuance of common stock	31,593	—
Payment of capital lease obligations	(11)	(11)
Payment of notes payable	(1,525)	—
Deferred offering costs	—	(1,000)

Net cash provided by (used in) financing activities	30,057	(1,011)

Net increase (decrease) in cash and cash equivalents	15,809	(2,270)

Cash and cash equivalents at beginning of period	2,340	5,053

Cash and cash equivalents at end of period	$18,149	$2,783

Schedule of noncash investing and financing activities:
Conversion of preferred stock into common stock	$39,925	$—
Acquisition of an asset through a capital lease	$28	$—
The accompanying notes to the financial statements are an integral part of these statements.

VALERA PHARMACEUTICALS, INC
NOTES TO FINANCIAL STATEMENTS — UNAUDITED
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
Recent Developments
     On May 17, 2006, the Company entered into a supply agreement with Plantex USA Inc. whereby Plantex would supply the Company with the active pharmaceutical ingredient (“API”) N-Trifluroacetyl-adriamycin-14 valerate, otherwise known as Valrubicin, in connection with the Company’s anticipated launch of the product Valstar for the treatment of bladder cancer. Under the agreement, the Company will only source API from Plantex in connection with the development, manufacture or sale of, and securing regulatory approval for, Valstar in the United States, its territories and possessions, and Canada (the “Territory”). Plantex will manufacture and supply all of the Company’s requirements for API for commercial sale of Valstar in the Territory. Under the terms of the agreement, beginning in the calendar year following the year in which the Company receives regulatory approval for the Valstar product in the United States, the Company will be required to purchase a minimum of $1,000,000 of Valrubicin each calendar year until the agreement expires. The agreement will expire ten years after the date of the first commercial sale of Valstar.
     On May 23, 2006, the Company’s Board of Directors approved a compensation plan for non-employee directors. Effective February 2, 2006, the following compensation will be paid to each non-employee director (paid quarterly in arrears):
Annual Retainer: Each non-employee director will receive an annual retainer of $16,000. The Chairman of the Board will receive an annual retainer of $9,000 in addition to the non-employee director annual retainer of $16,000 for a total of $25,000 annually. The Chairman of the Audit Committee will receive an annual retainer of $7,500 in addition to the non-employee director annual retainer of $16,000 for a total of $23,500 annually. The Chairman of the Compensation Committee will receive an annual retainer of $6,000 in addition to the non-employee director annual retainer of $16,000 for a total of $22,000 annually.
Board and Committee Meeting Attendance Fees: Each non-employee director will receive compensation of $1,500 for each Board meeting attended in person and $500 for each Board meeting attended by telephone and $500 for each committee meeting whether attended in person or via telephone.
     In addition to the compensation plan described above, on May 23, 2006, the Board of Directors granted options to purchase 7,500 shares of the Company’s common stock, par value $0.001 per share, to each of the Company’s non-employee directors. These options were granted pursuant to the Company’s 2002 Equity Incentive Plan, have an exercise price of $8.85 per share, and completely vest on May 23, 2007.
     On June 27, 2006, the Company announced it submitted an Investigational New Drug Application (IND) to the Food and Drug Administration (FDA) for VP004, a subdermal implant utilizing the Company’s Hydron technology to deliver naltrexone, over an extended period of time, for the treatment of opioid addiction. The goal of such an implant would be to provide a controlled release of naltrexone for three to six months.
     On July 5, 2006, the Company entered into an Amended and Restated Executive Employment Agreement (the “Employee Agreement”) with David S. Tierney, M.D., the Company’s President and Chief Executive Officer. Under the Employee Agreement, Dr. Tierney will continue to serve as the President and Chief Executive Officer of the Company for the period commencing on July 5, 2006 through July 5, 2009, after which the Employee Agreement shall automatically renew for additional one-year periods, unless sooner terminated. In addition, and for no additional consideration, Dr. Tierney will serve as a member of the Company’s Board of Directors to the extent elected by the shareholders of the Company and consistent with the by-laws of the Company as they may be amended from time-to-time.

VALERA PHARMACEUTICALS, INC
NOTES TO FINANCIAL STATEMENTS — UNAUDITED (Continued)
     Dr. Tierney will be paid an annual base salary of $350,000 and will be eligible to participate in any annual bonus program established by the Company’s Board of Directors and benefit plans and programs that are generally available to other employees of the Company. The Company’s Board of Directors (excluding Dr. Tierney if he is a Director) will review the performance of Dr. Tierney annually and make appropriate adjustments to Dr. Tierney’s base salary. The Employee Agreement provides that Dr. Tierney’s employment may be terminated by the Company with or without cause and by Dr. Tierney with or without good reason. In the event Dr. Tierney’s employment is terminated as a result of his death or permanent disability, Dr. Tierney and/or his spouse or dependents, as applicable, will receive 24 months in the case of death and 29 months in the case of permanent disability, of healthcare and dental insurance continuation at the Company’s expense. In the event Dr. Tierney’s employment is terminated by the Company without cause or by him for good reason, Dr. Tierney will receive any earned and accrued but unpaid annual bonus and the continuation of his then current base salary until the last day of the 12-month period following the date of such termination; provided that if such termination occurs within 30 days prior to, or one year following, a change in control, Dr. Tierney will continue to receive his then current base salary for the 24-month period following the date of such termination and will receive a bonus equal to two times the highest annual bonus received by him during the three most recently completed fiscal years of the Company. In connection with the Employee Agreement, Dr. Tierney also entered into an employee confidentiality and non-competition agreement with the Company, setting forth his obligation not to compete with or disclose any confidential Company information.
     In May 2006, the Company amended the change in control agreement with Andrew Drechsler, Chief Financial Officer. The severance payment amount changed from a 12 month base salary and annual bonus to a 24 month base salary and two times annual bonus. No other terms of the agreement were changed.
     On July 6, 2006, the Company announced it submitted a New Drug Application (NDA) to the FDA for SUPPRELIN®-LA, a 12-month implant for central precocious puberty or the early onset of puberty in children.
     On July 17, 2006, the Company entered into an Investment and Shareholders’ Agreement ( the “Shareholders’ Agreement”) in which the Company will receive a 19.9% ownership interest in a newly created Dutch company called Spepharm Holding B.V. (“Spepharm”) for a nominal amount of approximately EUR 3,675 (approximately $4,700) and product distribution rights. Spepharm and its European specialty pharmaceutical group of companies are focusing on becoming one of the leading suppliers of specialty urology and endocrinology products to the European market place. In addition to the 19.9% ownership in Spepharm, the Company will enter into a License and Distribution Agreement with Spepharm upon incorporation of Spepharm. Under the terms of the distribution agreement, the Company will give Spepharm the exclusive licensing and distribution rights to its products under the trademark Vantas® and Supprelin® in the European Union as well as Norway and Switzerland for a period of ten years.
Note 2. Summary of Significant Accounting Policies
Basis of Presentation
     The accompanying unaudited interim financial statements have been prepared in accordance with the Securities and Exchange Commission’s regulations for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and notes required by U.S. generally accepted accounting principles (GAAP) for complete financial statements. The accounting policies the Company follows are set forth in Note 2, Summary of Significant Accounting Policies, to the Company’s financial statements in its Annual Report on Form 10-K for the year ended December 31, 2005. The following notes should be read in conjunction with such policies and other disclosures in the Form 10-K. Interim results are not necessarily indicative of results for a full year.
     In the opinion of management, the accompanying unaudited interim financial statements contain all material adjustments (consisting of normal, recurring accruals) necessary to fairly present the Company’s financial position as of June 30, 2006, the results of the Company’s operations for the three and six months ended June 30, 2006 and 2005, and the Company’s cash flows for the six months ended June 30, 2006 and 2005.
Use of Accounting Estimates
     The preparation of financial statements in conformity with U.S. generally accepted accounting principles (GAAP) requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

VALERA PHARMACEUTICALS, INC
NOTES TO FINANCIAL STATEMENTS — UNAUDITED (Continued)
Cash and Cash Equivalents
     The Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash and cash equivalents.
Investments
     The Company has investments in certain debt securities that have been classified on the balance sheet as investments held-to-maturity in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” Investments held-to-maturity are recorded on the balance sheet at cost. Realized gains and losses on sales of investments are determined using the specific identification method.
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
     In November 2004, the FASB issued SFAS No. 151, “Inventory Costs—an Amendment of ARB No. 43, Chapter 4.” The standard requires abnormal amounts of idle facility and related expenses to be recognized as current period charges and also requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company adopted SFAS No 151 on January 1, 2006. The adoption of SFAS No. 151 did not have a material impact on the Company’s financial statements.
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
Deferred Offering and Financing Costs
     Costs incurred in relation to the Company’s initial public offering were deferred as of December 31, 2005 and have been subsequently netted against gross proceeds raised from the initial public offering of the Company’s common stock, which closed on February 7, 2006. Costs incurred in relation to the Company’s line of credit were deferred and are being amortized over the two-year term of the loan.

VALERA PHARMACEUTICALS, INC
NOTES TO FINANCIAL STATEMENTS — UNAUDITED (Continued)
Net Product Sales
     Net product sales are presented net of estimated returns and price adjustments, early payment discounts, group purchasing fees and credit card fees.
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
     Allowances have been recorded for any potential returns or adjustments in accordance with the Company’s policy. Returns are allowed for damaged or outdated goods. As of June 30, 2006, the Company had a reserve of approximately $275,000 for returns and adjustments, of which $13,000 related to sales made in 2005 and $262,000 related to sales made in 2006. As of June 30, 2006 and December 31, 2005, there was approximately $110,000 and $300,000 of retail value of Vantas, respectively, at distributors.

For the six months ended June 30, 2006	Distributors	Physicians	Total
	(In thousands)
Allowance balance at December 31, 2005	$19	$320	$339
Provision related to sales for Fiscal 2006	—	745	745
Returns and adjustments related sales in Fiscal 2004	—	(19)	(19)
Returns and adjustments related sales in Fiscal 2005	—	(349)	(349)
Returns and adjustments related sales in Fiscal 2006	—	(441)	(441)

Allowance balance at June 30, 2006	$19	$256	$275

For the six months ended June 30, 2005	Distributors	Physicians	Total
	(In thousands)
Allowance balance at December 31, 2004	$28	$316	$344
Provision related to sales for Fiscal 2005	—	1,368	1,368
Returns and adjustments related sales in Fiscal 2004	—	(207)	(207)
Returns and adjustments related sales in Fiscal 2005	—	(688)	(688)

Allowance balance at June 30, 2005	$28	$789	$817

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

VALERA PHARMACEUTICALS, INC
NOTES TO FINANCIAL STATEMENTS — UNAUDITED (Continued)
Customer Sales — Distributors Sales
     With respect to sales to distributors, revenue is recognized upon shipment, as the title, risks and rewards of ownership of the products pass to the distributors and the selling price of the Company’s product is fixed and determinable at that point, as long as the Company believes the product will be sold by the distributor within one to three months from the shipment of the product by the Company to the distributor. If the Company believes the product will not be resold within three months, revenue will be deferred until the product is sold and the product held by the distributor will be classified as an asset on the Company’s financial statements until it is sold by the distributor. As of June 30, 2006 and December 31, 2005, the Company deferred approximately $0 and $329,000 of revenue and recorded $0 and $44,000 of inventory on consignment, respectively, related to product sold to distributors in the fourth quarter of 2005 that were not resold by distributors in accordance with the Company’s policy. Payment is due based upon the terms of the contract. The distributor is responsible for selling and distributing the product to its customer base and the rights for return are restricted to the Company’s published return policy in effect for all customers.
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
Advertising Costs
     The Company charges advertising costs to selling and marketing expense as incurred.
Intangible Assets
     On March 31, 2006, the Company completed its acquisition of the product rights associated with the product known as Valstar (valrubicin) in the United States and Valtaxin in Canada. As of June 30, 2006, the Company has an intangible asset of approximately $499,000 associated with such product rights. The intangible asset was recorded at its original cost of $525,000, less accumulated amortization of approximately $26,000. Intangible assets are stated at cost, less accumulated amortization, and are amortized over their estimated useful lives using the straight-line method. The Company estimates that the useful life of the Valstar product rights is 5 years. The Company periodically reviews the original estimated useful lives of long-lived assets and makes adjustments when appropriate.

VALERA PHARMACEUTICALS, INC
NOTES TO FINANCIAL STATEMENTS — UNAUDITED (Continued)
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
Deferred Compensation
     At December, 31 2005, the Company had deferred compensation of approximately $630,000. In accordance with the adoption of FAS 123(R), all deferred compensation has been eliminated. As of June 30, 2006, the deferred compensation balance was $0.
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
Long-lived Assets
     In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), the Company assesses the recoverability of long-lived assets by determining whether the carrying value of such assets can be recovered through undiscounted future operating cash flows. If impairment is indicated, the Company measures the amount of such impairment by comparing the fair value to the carrying value. There have been no indicators of impairment through June 30, 2006.
Concentration Risks
     The financial instrument that potentially subjects the Company to concentration of credit risk is cash. The Company places its cash with high-credit quality financial institutions. Concentrations of credit risk, with respect to this financial instrument, exist to the extent of amounts presented in the financial statements.
     The Company generated all of its product sales for the six months ended June 30, 2006 and 2005 from its product Vantas. In addition, for the three months ended June 30, 2006 and 2005, one customer accounted for 8.2% and 7.6%, respectively, of the Company’s net unit sales. The same customer accounted for 6.9% and 6.9% respectively, of the Company’s net unit sales for the six months ended June 30, 2006 and 2005 and 11.2% and 0% of its outstanding receivables at June 30, 2006 and December 31, 2005, respectively.
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

VALERA PHARMACEUTICALS, INC
NOTES TO FINANCIAL STATEMENTS — UNAUDITED (Continued)
Note 3. Investments
     The Company has investments in certain debt securities that have been classified on the balance sheet as investments held-to-maturity in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” Investments held-to-maturity have been recorded on the balance sheet at cost. Realized gains and losses on sales of investments are determined using the specific identification method. The Company did not have any investments as of December 31, 2005.
     The amortized cost, gross unrecognized gains and losses, and fair value of the Company’s held-to-maturity investments are summarized as follows:

June 30, 2006
Held-to-Maturity
(in thousands)
		Gross	Gross
	Amortized	Unrecognized	Unrecognized	Fair
Description of Securities	Cost	Gains	Losses	Value
U.S. government and agencies securities	$5,925	$2	$(2)	$5,925
     The fair value of the Company’s held to maturity securities at June 30, 2006, by contractual maturity, is shown below. Expected maturities may differ from contract maturities because borrowers may have the right to prepay and creditors may have the right to call certain obligations.

June 30, 2006
Held-to-Maturity
(in thousands)
Maturity	Amortized	Fair
	Cost	Value
Due in one year or less	$5,925	$5,925
Due after one year through five years	—	—
Due after five years through ten years	—	—
Due after ten years	—	—

	$5,925	$5,925

     The table below indicates the length of time individual securities have been in a continuous loss position as of June 30, 2006:
As of June 30, 2006
(in thousands)

		Less than 12 months		12 months or longer		Total
	Number
Description	of	Fair	Unrecognized	Fair	Unrecognized	Fair	Unrecognized
of Securities	Securities	Value	Loss	Value	Loss	Value	Loss
U.S. government and agencies securities	1	$2,945	$(2)	—	—	$2,945	$(2)

Total temporarily impaired investments securities	1	$2,945	$(2)	—	—	$2,945	$(2)

     The investment securities shown above currently have fair values less than amortized cost and therefore contain unrecognized losses. The Company has evaluated these securities and has determined that the decline in value is not related to any Company or industry specific event. At June 30, 2006, there was one out of two investment securities with unrecognized losses. The Company anticipates full recovery of amortized costs with respect to these securities at maturity.

VALERA PHARMACEUTICALS, INC
NOTES TO FINANCIAL STATEMENTS — UNAUDITED (Continued)
Note 4. Inventory
     Inventories consist of the following:

	June 30,	December 31,
	2006	2005
	(unaudited)
	(in thousands)
Raw materials	$650	$463
Work-in-process	3,454	2,426
Finished goods	202	302

	$4,306	$3,191

     The preceding amounts are net of inventory reserves of approximately $1.1 million and $1.2 million at June 30, 2006 and December 31, 2005, respectively, for certain raw materials and for certain products that failed to meet the Company’s quality control specifications.
Note 5. Property, Plant and Equipment
     Property, plant and equipment consists of the following:

		June 30,	December 31,
	Useful Lives	2006	2005
		(unaudited)
		(in thousands)
Laboratory equipment	5 years	$1,632	$1,531
Furniture and Fixtures	7 years	160	161
Office equipment	5 years	136	108
Computer equipment	3 years	467	417
Computer software	3 years	291	200
Construction in process		4,896	2,526
Leasehold improvements	1-10 years	628	625

		8,210	5,568
Less accumulated depreciation and amortization		(1,640)	(1,374)

Property, plant and equipment, net		$6,570	$4,194

     Depreciation expense and amortization for the three months ended June 30, 2006 and 2005 was approximately $134,000 and $104,000, respectively. Depreciation expense and amortization for the six months ended June 30, 2006 and 2005 was approximately $266,000 and $199,000, respectively. There were property, plant and equipment assets totaling approximately $95,000 at June 30, 2006 and $68,000 at December 31, 2005, respectively, subject to capital lease obligations with accumulated amortization of approximately $61,000 and $54,000 at June 30, 2006 and December 31, 2005, respectively.
     The Company is currently in the process of expanding its manufacturing facilities in order to support current and future product candidates. The costs related to the expansion are captured in the table above as “Construction in process”. The expansion is expected to be completed in the second half of 2006.
Note 6. Deferred Offering and Financing Costs
     The Company had deferred offering costs of $0 and approximately $1.4 million at June 30, 2006 and December 31, 2005, respectively. The Company netted its deferred offering costs against the gross proceeds raised from the initial public offering which closed on February 7, 2006.
     In connection with the Company’s line of credit, the Company had deferred financing costs of approximately $90,000 and $124,000 at June 30, 2006 and December 31, 2005, respectively. Deferred financing costs are being amortized over the two year term of the loan.

VALERA PHARMACEUTICALS, INC
NOTES TO FINANCIAL STATEMENTS — UNAUDITED (Continued)
Note 7. Credit Line Agreement (Note Payable)
     In October 2005, the Company entered into a two-year, $7,500,000 line of credit with Merrill Lynch Capital. Under the line of credit, the amount the Company may borrow at any given time is dependent upon its accounts receivable balance and related aging of such accounts. In June 2006, the line of credit was amended for interest, covenant and operational terms. Borrowings under the amended line of credit bear an initial interest rate at the sum of the one-month LIBOR rate plus 3.25% (8.60% at June 30, 2006). The Company is subject to certain covenants under the amended line of credit. In connection with the amended line of credit, the Company pledged all of its assets, with the exception of intellectual property, to Merrill Lynch. At June 30, 2006 and December 31, 2005, the Company had $0 and approximately $1.5 million outstanding under the amended line of credit, respectively. In February 2006, the Company used a portion of the net proceeds from its initial public offering to repay amounts outstanding under the line of credit.
Note 8. Capitalization
   Common Stock
     The Company had 14,887,880 and 1,667,082 shares of common stock, par value $0.001, outstanding as of June 30, 2006 and at December 31, 2005, respectively. The Company is authorized to issue 30,000,000 shares of common stock with a par value of $0.001 per share. Each holder of common stock is entitled to one vote of each share of common stock held of record on all matters on which stockholders generally are entitled to vote.
     In February 2006, the Company closed its IPO in which it issued 3,862,500 shares of its common stock at $9.00 per share. In conjunction with this offering all of the Company’s outstanding preferred stock converted into 9,355,714 shares of common stock. As a result, the Company had 14,885,296 shares of common stock outstanding after closing its initial public offering. During the six months ended June 30, 2006, 2,584 shares of common stock were issued as a result of stock option exercises.
   Convertible Preferred Stock
     All of the Company’s outstanding preferred stock was converted into common stock in conjunction with the initial public offering. In February 2006, the Company filed an amended and restated Certificate of Incorporation that removed the designations, rights and obligations of the convertible preferred stock.
Note 9. Stock-Based Compensation
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

VALERA PHARMACEUTICALS, INC
NOTES TO FINANCIAL STATEMENTS — UNAUDITED (Continued)
     The following ranges of assumptions were used to compute employee stock-based compensation:

Risk— free interest rate	3.90% — 5.01%
Expected volatility	61.1% — 66.15%
Expected dividend yield	0.0%
Expected life (in years)	6.25
Forfeiture rate	0% — 4.0%
Weighted average fair value at date of grant	$6.22
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
     The following table presents all employee stock based compensation costs recognized in the Company’s statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	(in thousands)		(in thousands)
	2006	2005	2006	2005
Method used to account for employee stock-based compensation	Fair Value	Intrinsic	Fair Value	Intrinsic
Employee Stock-based compensation under SFAS No. 123 (R)	$250	$(417)	$424	$(182)
     In 2005, as a result of the Company’s marked to market of previous repriced options, the Company had to reverse previous recorded stock-based compensation.
     The following table illustrates the pro-forma effect on net income per share if we recorded compensation expense based on the fair value method for all employee stock-based compensation awards:

	Three Months	Six Months Ended
	Ended June 30, 2005	June 30, 2005
	(in thousands, except per	(in thousands, except per
	share amounts)	except per share
Net income to common stock holders — as reported	$1,382	$2,959
Add: non-cash employee compensation as reported	(417)	(182)
Deduct: total employee stock-based compensation expense determined under fair value based method for all awards	(158)	(309)

Net income to common stockholders — pro-forma	$807	$2,468

Basic income per share — as reported	$0.83	$1.78
Basic income per share — pro-forma	$0.48	$1.48
Diluted income per share — as reported	$0.12	$0.26
Diluted income per share — pro-forma	$0.07	$0.22

VALERA PHARMACEUTICALS, INC
NOTES TO FINANCIAL STATEMENTS — UNAUDITED (Continued)
     The following table is a summary of stock option activity under the Company’s Equity Incentive Plan (the “Plan”) for the Company’s common stock at December 31, 2005, and changes during the six months ended June 30, 2006:

		Weighted		Weighted
	Common	Average	Aggregate	Average
	Stock	Exercise	Intrinsic Value	Contractual
	Options	Price	(in thousands)	Life
Outstanding at December 31, 2005	1,265,849	$4.25
Granted	342,700	$9.04
Exercised	(2,584)	$4.02
Forfeited	(26,918)	$8.39

Outstanding at June 30, 2006	1,579,047	$5.22	$819	8.0

Exercisable at June 30, 2006	636,698	$3.56	$199	7.5

     The total intrinsic value of the options exercised during the six months ended June 30, 2006 was $15,727. As of June 30, 2006, there was approximately $3.1 million of total employee unrecognized compensation cost related to non-vested stock-based compensation awards granted under the Plan. That cost is expected to be recognized over a weighted average period of three years.
     For the six months ended June 30, 2006 and 2005, the Company granted a total of 0 and 10,833 options, respectively, to certain consultants. The Company has accounted for non-employee options in accordance with EITF 96-18 and, accordingly, recorded non-cash (income) expense of approximately $(1,000) and $44,000 for the three months ended June 30, 2006 and 2005, respectively. The Company recorded a non-cash expense of approximately $5,000 and $58,000 for the six months ended June 30, 2006 and 2005, respectively.
     For the three months ended June 30, 2006 and 2005, the company granted stock options with exercise prices as follows:

				Weighted Average
	Number of	Weighted Average	Weighted Average	Intrinsic Value
Grants Made During Quarter Ended	Options Granted	Exercise Price	Fair Value per Share	per Share
June 30, 2006	122,100	$8.96	$5.87	—

June 30, 2005	143,594	$12.00	$12.00	—
Note 10. Income Taxes
     The provision for federal, state and local income taxes for the three months ended June 30, 2006 and 2005 was $10,000 and $140,000, respectively, with effective tax rates of 0.4% and 9.2%, respectively. The provision for federal, state and local income taxes for the six months ended June 30, 2006 and 2005 was $20,000 and $300,000, respectively, with effective tax rates of 0.4% and 9.2%, respectively. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting and the amount used for income tax purposes. The Company’s net deferred tax assets relate primarily to net operating loss carry forwards, research and development tax credits, non-cash stock-based compensation, and depreciation and amortization. As of June 30, 2006 and at December 31, 2005, a valuation allowance was recorded to fully offset the net deferred tax asset.
Note 11. Net Income (Loss) Per Share
The Company computes its basic net income (loss) per share in accordance with SFAS No. 128, “Earnings per Share” (“SFAS 128”). Under the provisions of SFAS 128, basic net income (loss) per common share (“Basic EPS”) is computed by dividing net income (loss) by the weighted-average number of shares of common stock outstanding. Diluted net income (loss) per share of common stock (“Diluted EPS”) is computed by dividing net income (loss) by the weighted-average number of shares of common stock and dilutive common equivalent shares then outstanding as long as such impact would not be anti-dilutive. All of the common stock equivalent

VALERA PHARMACEUTICALS, INC
NOTES TO FINANCIAL STATEMENTS — UNAUDITED (Continued)
shares for the three and six months ended June 30, 2006 have been excluded from the computation of diluted net income (loss) per share as their effect would be anti-dilutive.

	Three Months Ended June 30,
	2006		2005
	Net (loss)	Shares	Net income	Shares
	(Numerator)	(Denominator)	(Numerator)	(Denominator)
		(in thousands, except per share amounts)
Basic net (loss) income per share factors	$(2,742)	14,886	$1,382	1,667

Effect of preferred stock conversion	—	—	—	8,832
Effect of dilutive stock options	—	—	—	867

Diluted net (loss) income per share factors	$(2,742)	14,886	$1,382	11,366

Basic net (loss) income per share	$(0.18)		$0.83
Diluted net (loss) income per share	$(0.18)		$0.12

	Six Months Ended June 30,
	2006		2005
	Net (loss)	Shares	Net income	Shares
	(Numerator)	(Denominator)	(Numerator)	(Denominator)
		(in thousands, except per share amounts)
Basic net (loss) income per share factors	$(4,854)	12,290	$2,959	1,667

Effect of preferred stock conversion	—	—	—	8,660
Effect of dilutive stock options	—	—	—	865

Diluted net (loss) income per share factors	$(4,854)	12,290	$2,959	11,192

Basic net (loss) income per share	$(0.39)		$1.78
Diluted net (loss) income per share	$(0.39)		$0.26
Note 12. Related Party Transactions
     Sanders Morris Harris Inc. and its affiliates own approximately 40% of BioPro Pharmaceutical, Inc. and over 90% of Alpex Pharma S.A., two companies with which the Company has agreements to distribute, develop and market its Vantas product. The Company did not receive any payments during the three months ended June 30, 2006 and 2005, respectively from BioPro. The Company received payments of $0 and $300,000 during the six months ended June 30, 2006 and 2005, respectively from BioPro. The Company made payments of $61,000 and $152,000 during the three months ended June 30, 2006 and 2005, respectively to Alpex. The Company made payments of $61,000 and $152,000 during the six months ended June 30, 2006 and 2005, respectively to Alpex.
     On July 17, 2006, the Company entered into the Shareholders’ Agreement discussed above in Note 1 in which the Company will receive a 19.9% ownership in a newly created Dutch company called Spepharm Holding B.V. In accordance with the Shareholders’ Agreement, David S. Tierney, M.D., Valera’s President and Chief Executive Officer and Mr. James Gale, Valera’s Chairman of the Board of Directors, will be appointed as members of Spepharm’s initial supervisory board. Additional investors in Spepharm include, Life Sciences Opportunities Fund (Institutional) II, L.P and Life Sciences Opportunities Fund II, L.P. Both funds are funds managed by, and affiliates of, Sanders Morris Harris, Inc. (“SMH”), whose affiliates own approximately 36% of the outstanding common stock of Valera. Mr. Gale is a Managing Director of SMH and the investment manager of such funds that hold shares of Valera and has sole voting and dispositive power over such shares. SMH, along with a third party unaffiliated with the Company, have committed EUR 20,000,000 to the Spepharm venture.

VALERA PHARMACEUTICALS, INC
NOTES TO FINANCIAL STATEMENTS — UNAUDITED (Continued)
Note 13. Acquisition of Product
     In March 2006, the Company acquired certain assets of Anthra Pharmaceuticals associated with its valrubicin business in the United States. and Canada. The Company will make: (i) installment payments totaling approximately $0.5 million; (ii) additional payments of up to 13.5% of net sales depending upon the product’s formulation, indication and market share; and (iii) certain milestone payments based upon achieving certain sales levels. Anthra’s valrubicin business involved the manufacture and sale of valrubicin for use in the treatment of bladder cancer. The product was distributed in the U.S. and Canada by third party partners of Anthra. In the United States, the product was distributed under the trademark Valstar. Product rights are stated at cost, less accumulated amortization, and are amortized over their estimated useful lives using the straight-line method. The Company estimates that the useful life of the Valstar product rights is 5 years. For the three months ended June 30, 2006, the Company recorded approximately $26,000 of amortization expense associated with such product rights. The Company periodically reviews the original estimated useful lives of long-lived assets and makes adjustments when appropriate.
Note 14. Purchase Commitments
     On May 17, 2006, the Company entered into a supply agreement with Plantex USA Inc. whereby Plantex would supply the Company with the active pharmaceutical ingredient (“API”) N-Trifluroacetyl-adriamycin-14 valerate, otherwise known as Valrubicin, in connection with the Company’s anticipated launch of the product Valstar for the treatment of bladder cancer. Under the agreement, the Company will only source API from Plantex in connection with the development, manufacture or sale of, and securing regulatory approval for, Valstar in the United States, its territories and possessions, and Canada (the “Territory”). Plantex will manufacture and supply all of the Company’s requirements for API for commercial sale of Valstar in the Territory. Under the terms of the agreement, beginning in the calendar year following the year in which the Company receives regulatory approval for the Valstar product in the United States, the Company will be required to purchase a minimum of $1,000,000 of Valrubicin each calendar year until the agreement expires. The agreement will expire ten years after the date of the first commercial sale of Valstar.
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
     We plan to seek marketing approvals for Vantas in various countries throughout the world. As of June 30, 2006, in conjunction with one of our marketing partners, Vantas has been submitted for regulatory approval in Thailand, Singapore, Malaysia, Taiwan, Korea and Hong Kong. In November 2005, we announced that we received approval to market Vantas in Denmark. In March 2006, we announced that Paladin Labs received approval from Health Canada to market our Vantas product in Canada. In June 2006, we made our first shipment of Vantas to Paladin and we expect Paladin to launch the product in Canada at the end of 2006. In July 2006, we submitted for regulatory approval in Germany, Ireland, Italy, Spain and the United Kingdom. In July 2006, we announced a partnership with Spepharm to market Vantas in Denmark and throughout Europe.
     In June 2006 we submitted a New Drug Application (NDA) to the U.S. FDA for Supprelin-LA, a twelve-month implant for the treatment of central precocious puberty. We also acquired Valstar in March 2006 for the treatment of bladder cancer that is no longer responsive to conventional treatment such as surgery or topical drug application. We expect to launch this product in the first quarter of 2007. In addition to Supprelin-LA, Valstar and Vantas, we are developing a pipeline of proprietary product candidates for indications that include acromegaly, opioid addiction, interstitial cystitis and nocturnal enuresis. Several of our product candidates also utilize our Hydron Technology delivery system. We intend to leverage our existing specialized sales force to market certain of our product candidates, if approved, since the indications of these product candidates are treated by many of the same physicians we are calling on for Vantas.
     We expect to continue to spend significant amounts on the development of our product candidates. We expect our costs to increase significantly as we continue to develop and ultimately commercialize our product candidates. While we will be focusing on the clinical development of our later stage product candidates in the near term, we expect to increase our spending on earlier stage clinical candidates as well. We also aim to build our urological and endocrine product portfolio and opportunistically acquire or in-license later-stage urological and endocrine products that are currently on the market or require minimal development expenditures, or have some patent protection or potential for market exclusivity or product differentiation. Further, we intend to collaborate with major and specialty pharmaceutical companies to develop and commercialize products that are outside of our core urology and endocrinology focus. Accordingly, we will need to generate significant revenues to achieve and maintain profitability.
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
Recent Events
     On May 17, 2006, we entered into a supply agreement with Plantex USA Inc. whereby Plantex would supply us with the active pharmaceutical ingredient (“API”) N-Trifluroacetyl-adriamycin-14 valerate, otherwise known as Valrubicin, in connection with our anticipated launch of the product Valstar for the treatment of bladder cancer. Under the agreement, we will only source API from Plantex in connection with the development, manufacture or sale of, and securing regulatory approval for, Valstar in the United States, its territories and possessions, and Canada (the “Territory”). Plantex will manufacture and supply all of our requirements for API for commercial sale of Valstar in the Territory. Under the terms of the agreement, beginning in the calendar year following the year in which we receive regulatory approval for the Valstar product in the United States, we will be required to purchase a minimum of $1,000,000 of Valrubicin each calendar year until the agreement expires. The agreement will expire ten years after the date of the first commercial sale of Valstar.
     On May 23, 2006, our Board of Directors approved a compensation plan for non-employee directors. Effective February 2, 2006, the following compensation will be paid to each non-employee director (paid quarterly in arrears):
Annual Retainer: Each non-employee director will receive an annual retainer of $16,000. The Chairman of the Board will receive an annual retainer of $9,000 in addition to the non-employee director annual retainer of $16,000 for a total of $25,000 annually. The Chairman of the Audit Committee will receive an annual retainer of $7,500 in addition to the non-employee director annual retainer of $16,000 for a total of $23,500 annually. The Chairman of the Compensation Committee will receive an annual retainer of $6,000 in addition to the non-employee director annual retainer of $16,000 for a total of $22,000 annually.
Board and Committee Meeting Attendance Fees: Each non-employee director will receive compensation of $1,500 for each Board meeting attended in person and $500 for each Board meeting attended by telephone and $500 for each committee meeting whether attended in person or via telephone
     In addition to the compensation plan described above, on May 23, 2006, the Board of Directors granted options to purchase 7,500 shares of our common stock, par value $0.001 per share, to each of our non-employee directors. These options were granted pursuant to our 2002 Equity Incentive Plan, have an exercise price of $8.85 per share, and completely vest on May 23, 2007.
     On May 24, 2006, we announced the appointment of Jeremy D. Middleton to the newly created position of Vice President, Business Development. This position will help us to continue to pursue prospects to broaden our pipeline and product portfolios while exploring potential alliances, including co-promotion deals in the our market space and the out-licensing of our drug delivery technology for uses in markets where we do not currently have a presence.
     On June 27, 2006, we announced that we submitted an Investigational New Drug Application (IND) to the Food and Drug Administration (FDA) for VP004, a subdermal implant utilizing our Hydron technology to deliver naltrexone, over an extended period of time, for the treatment of opioid addiction. The goal of such an implant would be to provide a controlled release of naltrexone for three to six months.
     On July 5, 2006, we entered into an Amended and Restated Executive Employment Agreement (the “Employee Agreement”) with David S. Tierney, M.D., our President and Chief Executive Officer. Under the Employee Agreement, Dr. Tierney will continue to serve as our President and Chief Executive Officer for the period commencing on July 5, 2006 through July 5, 2009, after which the Employee Agreement shall automatically renew for additional one-year periods, unless sooner terminated. In addition, and for no additional consideration, Dr. Tierney will serve as a member of our Board of Directors to the extent elected by our shareholders and consistent with our by-laws as they may be amended from time-to-time.
     Dr. Tierney will be paid an annual base salary of $350,000 and will be eligible to participate in any annual bonus program established by our Board of Directors and benefit plans and programs that are generally available to other employees of ours. Our Board of Directors (excluding Dr. Tierney if he is a Director) will review the performance of Dr. Tierney annually and make appropriate adjustments to Dr. Tierney’s base salary. The Employee Agreement provides that Dr. Tierney’s employment may be terminated by us with or without cause and by Dr. Tierney with or without good reason. In the event Dr. Tierney’s employment is terminated as a result of his death or permanent disability, Dr. Tierney and/or his spouse or dependents, as applicable, will receive 24 months in the case of death and 29 months in the case of permanent disability, of healthcare and dental insurance continuation at our expense. In the event Dr. Tierney’s employment is terminated by us without cause or by him for good reason, Dr. Tierney will receive any earned and accrued but unpaid annual bonus and the continuation of his then current base salary until the last day of the 12-month period following the date of such termination; provided that if such termination occurs within 30 days prior to, or one year following, a change in control, Dr. Tierney will continue to receive his then current base salary for the 24-month period following the date of such termination and will receive a bonus equal to two times the highest annual bonus received by him during our three most recently completed fiscal years. In connection with the Employee Agreement, Dr. Tierney also entered into an employee confidentiality and non-competition agreement with us, setting forth his obligation not to compete with or disclose any of our confidential information.
     In May 2006, we amended the change in control agreement with Andrew Drechsler, Chief Financial Officer. The severance payment amount changed from a 12 month base salary and annual bonus to a 24 month base salary and two times annual bonus. No other terms of the agreement were changed.
     On July 6, 2006, we announced that we submitted a New Drug Application (NDA) to the FDA for SUPPRELIN®-LA, a 12-month implant for central precocious puberty or the early onset of puberty in children.
     On July 17, 2006, we entered into an Investment and Shareholders’ Agreement ( the “Shareholders’ Agreement”) in which we will receive a 19.9% ownership interest in a newly created Dutch company called Spepharm Holding B.V. (“Spepharm”) for a nominal amount of approximately EUR 3,675 (approximately $4,700) and product distribution rights. Spepharm and its European specialty pharmaceutical group of companies are focusing on becoming one of the leading suppliers of specialty urology and endocrinology products to the European market place. In addition to the 19.9% ownership in Spepharm, we will enter into a License and Distribution Agreement with Spepharm upon incorporation of Spepharm. Under the terms of the distribution agreement, we will give Spepharm the exclusive licensing and distribution rights to our products under the trademark Vantas® and Supprelin® in the European Union as well as Norway and Switzerland for a period of ten years.
Product Sales and Costs
     We generate revenues from sales of Vantas, our lead product. We began commercial sales of Vantas in November 2004. Prior to June 2006, all sales were in the United States. In June 2006, we made our first international shipment of Vantas to Paladin Labs in Canada. In the United States, we distribute Vantas directly to physicians, or through Besse Medical Distribution Company, or Besse Medical, which is a subsidiary of AmerisourceBergen Corporation.
     Our business may be affected by physician utilization, pricing pressure from our competition and Medicare or third party reimbursement, as well as other factors which may cause variances in our revenue. Our sales of Vantas from launch in November 2004 through June 30, 2005 were supported, in part, by favorable reimbursement rates, which decreased beginning in the third quarter of 2005. Our initial favorable reimbursement rates were due to the fact that Vantas was a new product that did not yet have an established average selling price or ASP, in connection with Medicare reimbursement. As a result, Vantas was reimbursed at wholesale acquisition price, which is typically higher than ASP. Vantas received an established ASP effective July 2005, which resulted in lower reimbursement rates and a corresponding lower sales price to our customers. Our historical net average selling prices to our customers are:

For the three months ended:	Net Average Selling Price
December 31, 2004	$2,520
March 31, 2005	$2,628
June 30, 2005	$2,586
September 30, 2005	$2,099
December 31, 2005	$1,801
March 31, 2006	$1,620
June 30, 2006	$1,562
     We expect future Medicare reimbursement levels to continue to decline for Vantas, which will have an adverse effect on our net product sales. Reimbursement levels are currently set by the twenty three Medicare carriers in the United States which, in the aggregate, cover all fifty states. Certain Medicare carriers have a policy which sets the reimbursement rate for Vantas based on our ASP. Other Medicare carriers have a policy that applies the least costly alternative, or LCA, methodology to Vantas. LCA is a payment methodology that allows Medicare carriers to pay the same reimbursement for drugs that have been determined by Medicare to be “medically equivalent.” Vantas is currently the least costly alternative in the class of LHRH drugs. Further, certain Medicare carriers have a policy which segregates twelve-month products from all other dosages, including one, three, four and six month injectable products, and reimburses at different rates for these two groups of products, or a split policy. Finally, there are some Medicare carriers which state they have a policy which reimburses on an ASP or LCA methodology, but which we believe make payments based upon a split policy.
     We are devoting internal and external resources to determine the impact and fairness of these various policies. In the states where certain Medicare carriers have adopted a split policy, in writing or in practice, we are at an economic disadvantage to the injectable products which are reimbursed at higher annual rates. We are challenging the basis for these reimbursement policies with the Medicare carriers. We will deploy our sales resources in markets where we can sell our products on an even par with the other products in the class.
     We are also pursuing a sales strategy in which we will attempt to sell a greater percentage of Vantas to non-Medicare customers. Non-Medicare customers typically pay a greater amount for Vantas than Medicare customers. Thus, selling a greater percentage of Vantas to non-Medicare customers may alleviate the downward pressure on our net average selling price from the Medicare customers.
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
Research and Development Expenses
     Our research and development expenses consist of costs incurred for company-sponsored and collaborative research and development activities including clinical trials. These expenses consist primarily of direct and research related allocated overhead expenses such as facilities costs, salaries and benefits and material supply costs. We do not track or report our research and development expenses on a project basis as we do not have the internal resources or systems to do so. To date, the vast majority of our research and development resources have been devoted to the development of Vantas.
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
Amortization of Intangible Assets
     The amortization of intangible assets relates to acquisition of the product rights associated with the product known as Valstar (valrubicin) in the United States and Valtaxin in Canada. The Company is amortizing the product rights over 5 years using the straight-line method.
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
     Allowances have been recorded for any potential returns or adjustments in accordance with our policies. We historically have recorded allowances based upon a percentage of gross sales. We distribute our product directly to physicians or through our distributor, Besse Medical. The majority of our sales are made directly to physicians by our product specialists. We believe that physicians typically order product on an as needed basis, and, therefore, typically maintain inventory of our product only to cover their immediate and short-term future requirements. In addition, our product specialists routinely confirm product utilization and inventory levels, if any, as part of their normal sales calls with physicians. We continue to monitor our distribution channels in order to assess the adequacy of our allowances. We do not believe that it is reasonably likely that a material change will occur in the allowance as of June 30, 2006.
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
Results of Operations
Three months ended June 30, 2006 compared with three months ended June 30, 2005
     Net Product Sales. Net product sales for the three months ended June 30, 2006 and 2005 were approximately $6.2 and $10.3 million, respectively. The 40% decrease in net product sales was a direct result of lower net average selling prices due to decreased Medicare reimbursement rates for our Vantas product. For the three months ended June 30, 2006, we sold 3,959 units of Vantas in the United States at a net average selling price of $1,562 per unit as compared to 3,974 units at a net average selling price of $2,586 for the same period in 2005. As a result of our pre-launch shipment of Vantas to Paladin Labs, we sold 115 units of Vantas in Canada. Thus, total worldwide unit sales of Vantas in total increased by 3%, or 100 units, for the three months ended June 30, 2006, as compared to the same period in the prior year.
     Vantas is currently eligible for insurance reimbursement coverage. Sales of Vantas in the three months ended June 30, 2005 were supported, in part by favorable reimbursement rates, due to the fact Vantas was a new product that did not yet have an established average selling price, or ASP, it was reimbursed at wholesale acquisition price, which is typically higher than ASP. Effective July 2005, Vantas received an established ASP, which resulted in a lower reimbursement rate.
     We expect future Medicare reimbursement levels to continue to decline for Vantas, which will have an adverse effect on our net product sales. Reimbursement levels are currently set by the twenty three Medicare carriers in the United States which, in the aggregate, cover all fifty states. Certain Medicare carriers have a policy which sets the reimbursement rate for Vantas based on our ASP. Other Medicare carriers have a policy that applies the least costly alternative, or LCA, methodology to Vantas. LCA is a payment methodology that allows Medicare carriers to pay the same reimbursement for drugs that have been determined by Medicare to be “medically equivalent.” Vantas is currently the least costly alternative in the class of LHRH drugs. Further, certain Medicare carriers have a policy which segregates twelve-month products from all other dosages, including one, three, four and six month injectable products, and reimburses at different rates for these two groups of products, or a split policy. Finally, there are some Medicare carriers which state they have a policy which reimburses on an ASP or LCA methodology, but which we believe make payments based upon a split policy.
     We are devoting internal and external resources to determine the impact and fairness of these various policies. In the states where certain Medicare carriers have adopted a split policy, in writing or in practice, we are at an economic disadvantage to the injectable products which are reimbursed at higher annual rates. We are challenging the basis for these reimbursement policies with the Medicare carriers. We will deploy our sales resources in markets where we can sell our products on an even par with the other products in the class.
     We are also pursuing a sales strategy in which we will attempt to sell a greater percentage of Vantas to non-Medicare customers. Non-Medicare customers typically pay a greater amount for Vantas than Medicare customers. Thus, selling a greater percentage of Vantas to non-Medicare customers may alleviate the downward pressure on our net average selling price from the Medicare customers.
     Licensing Revenue. For the three months ended June 30, 2006 and 2005, we recorded licensing revenues of approximately $5,000 and $7,000, respectively, from Hydron Technologies under a licensing arrangement.
     Cost of Product Sales. Our cost of product sales for the three months ended June 30, 2006 and 2005 was approximately $1.7 million and $3.0 million, respectively. Gross margins as a percentage of net product sales for the three months ended June 30, 2006 and 2005 were 73% and 71%, respectively. Unit sales of Vantas for the comparable period increased by approximately 3% due to the introduction of Vantas in Canada, while the cost of product sales decreased by approximately 43%. The 43% decrease in the cost of sales was primarily attributable to an inventory reserve charge of approximately $1.0 million for certain products that failed to meet our quality control specifications during the three months ended June 30, 2005 as well as favorable raw material purchasing costs incurred during the three months ended June 30, 2006 as compared to the three months ended June 30, 2005.
     Research and Development Expense. Research and development expense for the three months ended June 30, 2006 and 2005, was approximately $1.8 million and $1.9 million, respectively. Expenses related to clinical trials and research projects pursuant to contracts with research institutions and clinical research organizations represented 44% of our total research and development expense for the three months ended June 30, 2006 compared to 36% of our research and development expense for the three months ended June 30, 2005. Internal research and development expense was approximately 56% and 64% of our total research and development expense for the three months ended June 30, 2006 and 2005, respectively. We expect to continue to spend significant amounts, including clinical trial costs, on the development for our product candidates. In fact, in the second half of 2006 we expect to commence a Phase III trial for our Octreotide implant. This trial will last approximately eighteen months and will cost approximately $6.0 million to $7.0 million.
     Selling and Marketing Expense. Selling and marketing expense for the three months ended June 30, 2006 and 2005 was approximately $3.8 million and $2.8 million, respectively. The 36% increase was attributable to an increase of approximately $0.4 million in salaries and the related expenses of adding employees to our sales force and $0.6 million in increased marketing activities, including research, advertising, product literature and trade shows. We expect our selling and marketing expense to increase in future periods as we continue to grow our commercial organization and marketing activities in support of our lead product Vantas, the recently acquired Valstar, as well as future product candidates.
     General Administrative Expense. General administrative expense for the three months ended June 30, 2006 and 2005 was approximately $2.0 million and $1.1 million, respectively. The 82% increase was primarily due to an increase in non-cash stock based compensation expense of approximately $0.6 million, $0.2 million in directors and officer’s insurance expense, and $0.1 million in rent.

     Amortization of Intangible Assets. Amortization expense for the three months ended June 30, 2006 was approximately $26,000. The amortization of intangible assets relates to product rights associated with the product known as Valstar (valrubicin) in the United States and Valtaxin in Canada, which the Company acquired in March of 2006.
     Net Interest Income. Net interest income for the three months ended June 30, 2006 and 2005, was approximately $294,000 and $13,000, respectively. The increase was primarily due to the increased cash and investments balance resulting from the proceeds of the initial public offering of our common stock in February 2006.
     Income Taxes. Income tax expense for the three months ended June 30, 2006 and 2005 was approximately $10,000 and $140,000, respectively. As a result of the loss of approximately $2.7 million for the three months ended June 30, 2006, as well as the previous net operating losses since the our inception, we did not record any federal provision for income taxes during the period ended June 30, 2006. We did record a provision of $10,000 during the period for state taxes subject to alternative minimum tax. .The $140,000 provision for taxes at June 30, 2005 was a result of the income before income taxes of approximately $1.5 million for the three months ended June 30, 2005. Our deferred tax assets primarily consist of net operating loss carry forwards and research and development tax credits. We have recorded a valuation allowance for the full amount of our deferred tax asset, as the realization of the deferred tax asset is uncertain.
Six months ended June 30, 2006 compared with six months ended June 30, 2005
     Net Product Sales. Net product sales for the six months ended June 30, 2006 and 2005 were approximately $11.7 million and $17.9 million, respectively. The 35% decrease in net product sales was a direct result of lower net average selling prices due to decreased Medicare reimbursement rates for our Vantas product. For the six months ended June 30, 2006, we sold 7,371 units of Vantas in the United States at a net average selling price of $1,589 per unit as compared to 6,899 units at a net average selling price of $2,604 for the same period in 2005. As a result of our pre-launch shipment of Vantas to Paladin Labs, we sold 115 units of Vantas in Canada. Thus, worldwide unit sales of Vantas increased by 9%, or 587 units, for the six months ended June 30, 2006, as compared to the same period in the prior year.
     Vantas is currently eligible for insurance reimbursement coverage. Sales of Vantas in the six months ended June 30, 2005 were supported, in part by favorable reimbursement rates, due to the fact Vantas was a new product that did not yet have an established average selling price, or ASP, it was reimbursed at wholesale acquisition price, which is typically higher than ASP. Effective July 2005, Vantas received an established ASP, which resulted in a lower reimbursement rate.
     We expect future Medicare reimbursement levels to continue to decline for Vantas, which will have an adverse effect on our net product sales. Reimbursement levels are currently set by the twenty three Medicare carriers in the United States which, in the aggregate, cover all fifty states. Certain Medicare carriers have a policy which sets the reimbursement rate for Vantas based on our ASP. Other Medicare carriers have a policy that applies the least costly alternative, or LCA, methodology to Vantas. LCA is a payment methodology that allows Medicare carriers to pay the same reimbursement for drugs that have been determined by Medicare to be “medically equivalent.” Vantas is currently the least costly alternative in the class of LHRH drugs. Further, certain Medicare carriers have a policy which segregates twelve-month products from all other dosages, including one, three, four and six month injectable products, and reimburses at different rates for these two groups of products, or a split policy. Finally, there are some Medicare carriers which state they have a policy which reimburses on an ASP or LCA methodology, but which we believe make payments based upon a split policy.
     We are devoting internal and external resources to determine the impact and fairness of these various policies. In the states where certain Medicare carriers have adopted a split policy, in writing or in practice, we are at an economic disadvantage to the injectable products which are reimbursed at higher annual rates. We are challenging the basis for these reimbursement policies with the Medicare carriers. We will deploy our sales resources in markets where we can sell our products on an even par with the other products in the class.
     We are also pursuing a sales strategy in which we will attempt to sell a greater percentage of Vantas to non-Medicare customers. Non-Medicare customers typically pay a greater amount for Vantas than Medicare customers. Thus, selling a greater percentage of Vantas to non-Medicare customers may alleviate the downward pressure on our net average selling price from the Medicare customers.
     Licensing Revenue. For the six months ended June 30, 2006 and 2005, we recorded licensing revenues of approximately $12,000 and $16,000, respectively, from Hydron Technologies under a licensing arrangement.
     Cost of Product Sales. Our cost of product sales for the six months ended June 30, 2006 and 2005 was approximately $3.1 million and $4.0 million, respectively. Gross margins as a percentage of net product sales for the six months ended June 30, 2006 and 2005 were 73% and 78%, respectively. Unit sales of Vantas for the comparable period increased by approximately 9%, while the cost of product sales decreased by approximately 23%. The 23% decrease in cost of sales was primarily attributable to an inventory reserve charge of approximately $1.0 million for certain products that failed to meet our quality control specifications during the six months ended June 30, 2005.
     Research and Development Expense. Research and development expense for the six months ended June 30, 2006 and 2005 was approximately $3.8 million and $2.9 million, respectively. Expenses related to clinical trials and research projects pursuant to contracts with research institutions and clinical research organizations represented 44% of our total research and development expense for the six months ended June 30, 2006 compared to 40% of our research and development expense for the six months ended June 30, 2005. Internal research and development expense was approximately 56% and 60% of our total research and development expense for the six months ended June 30, 2006 and 2005, respectively. We expect to continue to spend significant amounts, including clinical trial costs, on the development for our product candidates. In fact, in the second half of 2006 we expect to commence a Phase III trial for our Octreotide implant. This trial will last approximately eighteen months and will cost approximately $6.0 million to $7.0 million.
     Selling and Marketing Expense. Selling and marketing expense for the six months ended June 30, 2006 and 2005 was approximately $6.5 million and $5.3 million, respectively. The 23% increase was attributable to an increase of approximately $0.9 million increase in selling expenses, specifically salaries and the related expenses of adding employees to our sales force, and $0.3 million in market research and advertising. We expect our selling and marketing expense to increase in future periods as we continue to grow our commercial organization and marketing activities in support of our lead product Vantas, the recently acquired Valstar, as well as future product candidates.
     General Administrative Expense. General administrative expense for the six months ended June 30, 2006 and 2005 was approximately $3.6 million and $2.5 million, respectively. The increase was primarily due to an increase in non-cash stock based compensation expense of approximately $0.5 million, $0.4 million in directors and officer’s insurance expense, $0.1 million in rent and an increase of $0.1 million in professional service fees.
     Amortization of Intangible Assets. Amortization expense for the six months ended June 30, 2006 was approximately $26,000. The amortization of intangible assets relates to product rights associated with the product known as Valstar (valrubicin) in the United States and Valtaxin in Canada, which the Company acquired in March of 2006.
     Net Interest Income. Net interest income was approximately $478,000 and $27,000 for the six months ended June 30, 2006 and 2005, respectively. The increase was primarily due to the increased cash and investments balance resulting from the proceeds of the initial public offering of our common stock in February 2006.
     Income Taxes. Income tax expense was approximately $20,000 and $300,000 for the six months ended June 30, 2006 and 2005, respectively. As a result of the loss of approximately $4.8 million for the six months ended June 30, 2006, as well as the previous net operating losses since the our inception, we did not record any federal provision for income taxes during the period ended June 30, 2006. We recorded a provision of $20,000 during the period for state taxes subject to alternative minimum tax. The $300,000 provision for taxes at June 30, 2005 was a result of the income before income taxes of approximately $3.2 million for the six months ended June 30, 2005. Our deferred tax assets primarily consist of net operating loss carry forwards and research and development tax credits. We have recorded a valuation allowance for the full amount of our deferred tax asset, as the realization of the deferred tax asset is uncertain.
Liquidity and Capital Resources
     As of June 30, 2006, cash and cash equivalents were approximately $18.1 million, as compared to $2.3 million at December 31, 2005. Investments consisting of U.S government and agency securities were approximately $5.9 million, as compared to $0 at December 31, 2005. These net increases were primarily due to the proceeds we received from the initial public offering of our common stock.
     Net cash used in operating activities was approximately $5.2 million for the six months ended June 30, 2006. The net cash used in operating activities was attributable to a net loss of approximately $4.9 million, as adjusted for the effect of non-cash items of $0.9 million and changes in operating assets and liabilities of approximately, $1.3 million. The changes in operating assets and liabilities consisted of cash inflows from the increase in accounts payable, which were more than offset by the building of inventory, increase in accounts receivable, increase in prepaid expenses, and decreases in accrued expenses and deferred liabilities.
     Net cash used in investing activities was approximately $9.1 million for the six months ended June 30, 2006. The net cash used in investing was attributable to capital expenditures related to the construction project to expand our manufacturing capabilities, plus equipment for the increase in production demand. We expect to spend an additional $2.8 million in the next twelve months to complete the expansion project. In addition, we purchased the product rights associated with Valstar for $0.5 million. We invested approximately $5.9 million in investments consisting of U.S government and agency securities.
     Net cash provided by financing activities was approximately $30.1 million for the six months ended June 30, 2006. As a result of our initial public offering in February 2006, we generated approximately $31.6 million of proceeds net of underwriter fees from the issuance of our common stock. The Company paid approximately $1.3 million in offering fees during 2005, resulting in total net proceeds from the initial public offering of $30.3 million. Subsequent to the initial public offering of our common stock, we repaid in full the approximately $1.5 million outstanding amount under our line of credit with Merrill Lynch.
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
     We may finance future cash needs through strategic collaboration agreements, the sale of equity securities or additional debt financing. We may not be successful in obtaining collaboration agreements, additional debt or equity financing or in receiving milestone or royalty payments under those agreements. In addition, we cannot be sure that in the future our existing cash resources will be adequate or that additional financing will be available when needed or that, if available, financing will be obtained on terms favorable to us or our stockholders. Insufficient funds may require us to delay, scale back or eliminate some or all of our research or development programs or delay the launch of our product candidates.
Contractual Obligations and Commitments
     Purchase Commitments
     On May 17, 2006, we entered into a supply agreement with Plantex USA Inc. whereby Plantex would supply us with the active pharmaceutical ingredient (“API”) N-Trifluroacetyl-adriamycin-14 valerate, otherwise known as Valrubicin, in connection with our anticipated launch of the product Valstar for the treatment of bladder cancer. Under the agreement, we will only source API from Plantex in connection with the development, manufacturer or sale of, and securing regulatory approval for, Valstar in the United States, its territories and possessions, and Canada (the “Territory”). Plantex will manufacture and supply all of our requirements for API for commercial sale of Valstar in the Territory. Under the terms of the agreement, beginning in the calendar year following the year in which we receive regulatory approval for the Valstar product in the United States, we will be required to purchase a minimum of $1,000,000 of Valrubicin each calendar year until the agreement expires. The agreement will expire ten years after the date of the first commercial sale of Valstar.
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

Item 4. Controls and Procedures
     Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2006 and, based on that evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective. Disclosure controls and procedures are our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended (the “Securities Exchange Act”), is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.
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
     There were no changes in our internal control over financial reporting during the quarter ended June 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     As of June 30, 2006, we were not subject to any pending or, to our knowledge, threatened litigation.
Item 1A. Risk Factors
     We have updated the risk factor as disclosed in our Form 10-K for the fiscal year ended December 31, 2005, in relation to obtaining adequate reimbursement levels for our product Vantas. The complete list of risk factors are disclosed in our Form 10-K for the fiscal year ended December 31, 2005.
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
     Vantas is currently eligible for insurance reimbursement coverage. Sales of Vantas in the first half of 2005 were supported, in part, by favorable reimbursement rates, which decreased at the beginning of the third quarter of 2005. The favorable reimbursement rates we experienced in the first half of 2005 were due to the fact that Vantas was a new product that did not yet have an established average selling price, or ASP. As a result, Vantas was reimbursed at wholesale acquisition price, which is typically higher than ASP. Vantas received an established ASP effective July 2005, which has resulted in declining reimbursement rates for Vantas.
     We expect future Medicare reimbursement levels to continue to decline for Vantas, which will have an adverse effect on our net product sales. Reimbursement levels are currently set by the twenty three Medicare carriers in the United States which, in the aggregate, cover all fifty states. Certain Medicare carriers have a policy which sets the reimbursement rate for Vantas based on our ASP. Other Medicare carriers have a policy that applies the least costly alternative, or LCA, methodology to Vantas. LCA is a payment methodology that allows Medicare carriers to pay the same reimbursement for drugs that have been determined by Medicare to be “medically equivalent.” Vantas is currently the least costly alternative in the class of LHRH drugs. Further, certain Medicare carriers have a policy which segregates twelve-month products from all other dosages, including one, three, four and six month injectable products, and reimburses at different rates for these two groups of products, or a split policy. Finally, there are some Medicare carriers which state they have a policy which reimburses on an ASP or LCA methodology, but which we believe make payments based upon a split policy.

     We are devoting internal and external resources to determine the impact and fairness of these various policies. In the states where certain Medicare carriers have adopted a split policy, in writing or in practice, we are at an economic disadvantage to the injectable products which are reimbursed at higher annual rates. While we are challenging the basis for these reimbursement policies with the Medicare carriers, there is no guarantee that our challenge will be successful.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None
Item 3. Defaults Upon Senior Securities
None
Item 4. Submission of Matters to a Vote of Security Holders
None
Item 5. Other Information
None
Item 6. Exhibits and Reports on Form 8-K
The following exhibits are filed herewith:
10.1	Supply Agreement by and between Valera Pharmaceuticals, Inc. and Plantex USA Inc.*	33-51

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	52

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	53

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	54

*	Portions omitted pursuant to a request for confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934, as amended.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VALERA PHARMACEUTICALS, INC
Dated: August 9, 2006	By:	/s/ David S. Tierney, M.D.
David S. Tierney, M.D.
President, Chief Executive Officer and Director (Principal Executive Officer)

Dated: August 9, 2006	By:	/s/ Andrew T. Drechsler
Andrew T. Drechsler
Chief Financial Officer (Principal Financial and Accounting Officer)