Form 10-Q
period 2006-09-30
Valera Pharmaceuticals Inc
filed 2006-11-09
CIK 1305409

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended: September 30, 2006

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
Yes ☐   No ☑
As of November 1, 2006, there were 14,934,807 shares of the registrant’s common stock, $0.001 par value outstanding.

Index

Page No.
Cautionary Statement Regarding Forward Looking Information	3

Part I — FINANCIAL INFORMATION

Item 1. Financial Statements and Notes

Balance Sheets as of September 30, 2006 (unaudited) and December 31, 2005	4

Statements of Operations (unaudited) for the three and nine months ended September 30, 2006 and 2005	5

Statement of Stockholders’ Equity (Deficit) (unaudited) for the nine months ended September 30, 2006	6

Statements of Cash Flows (unaudited) for the nine months ended September 30, 2006 and 2005	7

Notes to Financial Statements	8-20

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	20-28

Item 3. Quantitative and Qualitative Disclosures About Market Risk	28

Item 4. Controls and Procedures	28

Part II — OTHER INFORMATION

Item 1. Legal Proceedings	28

Item 1A. Risk Factors	29

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds	29

Item 3. Defaults Upon Senior Securities	29

Item 4. Submission of Matters to a Vote of Security Holders	29

Item 5. Other Information	29

Item 6. Exhibits	29

SIGNATURES	30

Exhibit Index
EX-10.1: Investment and Shareholders’ Agreement Spepharm Holding B.V.	31-51
EX-10.2: License and Distribution Agreement between Valera Pharmaceuticals, Inc. and Spepharm Holding B.V.	52-69
EX-31.1: Certifications	70
EX-31.2: Certifications	71
EX-32: Certifications	72
INVESTMENT AND SHAREHOLDERS AGREEMENT
LICENSE AND DISTRIBUTION AGREEMENT
CERTIFICATION OF CEO PURSUANT TO SECTION 302
CERTIFICATION OF CFO PURSUANT TO SECTION 302
CERTIFICATION OF CEO & CFO PURSUANT TO SECTION 906

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
          The nature of Valera Pharmaceuticals’ business makes predicting the future trends of our revenues, expenses and net income difficult. The risks and uncertainties involved in our business could affect the matters referred to in such statements and it is possible that our actual results may differ from the anticipated results indicated in these forward looking statements. Important factors that could cause actual results to differ from those in the forward-looking statements include (without limitation):
•	changes in reimbursement policies and/or rates for Vantas and any future products;

•	the actions and initiatives of current and potential competitors;

•	the impact of current, pending and future legislation, regulation and legal actions in the United States and worldwide affecting the pharmaceutical and healthcare industries;

•	our ability to manufacture our Vantas product; and

•	our ability to develop products, receive regulatory approvals, and market our products.
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

VALERA PHARMACEUTICALS, INC
BALANCE SHEETS
(in thousands, except par value)

	September 30,	December 31,
	2006	2005
	(Unaudited
ASSETS
Current assets:
Cash and cash equivalents	$15,891	$2,340
Investments held-to-maturity	2,982	—
Accounts receivable, net of allowances of $318 at September 30, 2006 and $385 at December 31, 2005	2,311	4,488
Inventories, net	5,569	3,191
Prepaid expenses and other current assets	841	726

Total current assets	27,594	10,745

Property, plant and equipment, net of accumulated depreciation of $1,788 at September 30, 2006 and $1,374 at December 31, 2005	7,513	4,194
Deferred offering costs	—	1,378
Intangible assets, net of accumulated amortization of $52 at September 30, 2006	473	—
Other non current assets	169	215

Total assets	$35,749	$16,532

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$3,233	$1,421
Accrued liabilities	2,314	4,607
Note payable	—	1,525
Deferred revenue — current	—	329
Capital lease obligations — current	11	18

Total current liabilities	5,558	7,900

Capital lease obligations — long term	15	—
Deferred revenue— long term	300	300

Commitments and contingent liabilities

Series A 6% Cumulative Convertible Preferred Stock, $0.001 par value; 0 and 7,000 shares issued and outstanding; liquidation preference — $0 and $7,598 at September 30, 2006 and December 31, 2005, respectively	—	13,604
Series B 10% Cumulative Convertible Preferred Stock, $0.001 par value; 0 and 22,069 shares issued and outstanding; liquidation preference—$0 and $20,221 at September 30, 2006 and December 31, 2005 respectively	—	15,082
Series C 6% Cumulative Convertible Preferred Stock, $0.001 par value; 0 and 11,600 shares issued and outstanding; liquidation preference — $0 and $12,590 at September 30, 2006 and December 31, 2005, respectively	—	11,239

Shareholders’ equity (deficit):
Common stock, $0.001 par value; 30,000 authorized, 14,935 and 1,667 issued and outstanding at September 30, 2006 and December 31, 2005, respectively	15	2
Additional paid-in-capital	79,060	8,696
Deferred stock-based compensation	—	(630)
Accumulated deficit	(49,199)	(39,661)

Total shareholders’ equity (deficit)	29,876	(31,593)

Total liabilities and shareholders’ equity (deficit)	$35,749	$16,532

The accompanying notes to the financial statements are an integral part of these statements.

VALERA PHARMACEUTICALS, INC
STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(Unaudited)

	Three months ended		Nine months ended
	September 30,	September 30,	September 30,	September 30,
	2006	2005	2006	2005
Net product sales	$2,909	$3,668	$14,649	$21,633
Licensing revenue	104	10	116	26

Total net revenue	3,013	3,678	14,765	21,659

Operating costs and expenses:
Cost of product sales	883	809	3,997	4,783
Research and development	1,880	1,490	5,714	4,411
Selling and marketing	3,226	2,911	9,705	8,232
General and administrative	1,987	1,595	5,598	4,128
Amortization of intangible assets	26	—	52	—

Total operating costs and expenses	8,002	6,805	25,066	21,554

(Loss) income from operations	(4,989)	(3,127)	(10,301)	105

Interest income	269	20	774	49
Interest expense	—	(1)	(27)	(3)

(Loss) income before income taxes	(4,720)	(3,108)	(9,554)	151

Benefit from income taxes	(36)	(300)	(16)	—

Net (loss) income	$(4,684)	$(2,808)	$(9,538)	$151

Basic net (loss) income per share	$(0.31)	$(1.68)	$(0.73)	$0.09

Diluted net (loss) income per share	$(0.31)	$(1.68)	$(0.73)	$0.01

Basic weighted average number of shares outstanding	14,906	1,667	13,123	1,667

Diluted weighted average number of shares outstanding	14,906	1,667	13,123	11,358
The accompanying notes to the financial statements are an integral part of these statements.

VALERA PHARMACEUTICALS, INC
STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
For the Nine Months Ended September 30, 2006
(in thousands)
(Unaudited)

			Additional			Total
	Common Stock		Paid-in	Deferred	Accumulated	Stockholders’
	Shares	Par Value	Capital	Compensation	Deficit	Equity (Deficit)
Balances at December 31, 2005	1,667	$2	$8,696	$(630)	$(39,661)	$(31,593)
Net loss	—	—	—	—	(9,538)	(9,538)
Issuance of common stock from initial public offering	3,863	4	30,201	—	—	30,205
Conversion of preferred stock into common stock	9,356	9	39,916	—	—	39,925
Exercise of stock options	49	—	151	—	—	151
Elimination of deferred compensation related to adoption of FAS 123(R)	—	—	(630)	630	—	—
Expense related to options granted to non-employees	—	—	(1)	—	—	(1)
Compensation expense related to employee stock options	—	—	727	—	—	727

Balances at September 30, 2006	14,935	$15	$79,060	$—	$(49,199)	$29,876

The accompanying notes to the financial statements are an integral part of these statements.

VALERA PHARMACEUTICALS, INC
STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2006	2005
Operating activities
Net (loss) income	$(9,538)	$151
Adjustments to reconcile net (loss) income to net cash used in operating activities
Depreciation and amortization	466	352
Amortization of deferred financing fees	51	—
Allowances for accounts receivable	40	206
Expense related to options granted to non-employees	(1)	72
Stock based compensation	727	(56)
Changes in assets and liabilities which provided (used) cash
Accounts receivable	2,137	(859)
Inventories	(2,378)	(1,564)
Restricted cash	—	100
Prepaid expenses and other current assets	(115)	(403)
Security deposits	—	(46)
Accounts payable	1,812	(458)
Accrued liabilities	(2,293)	2,712
Deferred revenue	(329)	300

Net cash (used in) provided by operating activities	(9,421)	507

Investing Activities
Capital expenditures	(3,705)	(1,722)
Purchase of product rights	(525)	—
Purchase of investment in Spepharm	(5)	—
Purchase of investments held-to-maturity	(5,982)	—
Proceeds from the sale of investment held-to-maturity	3,000	—

Net cash used in investing activities	(7,217)	(1,722)

Financing Activities
Net proceeds from issuance of common stock	31,734	1
Payment of capital lease obligations	(20)	(13)
Payment of notes payable	(1,525)	—
Deferred financing costs	—	(75)
Deferred offering costs	—	(1,182)

Net cash provided by (used in) financing activities	30,189	(1,269)

Net increase (decrease) in cash and cash equivalents	13,551	(2,484)

Cash and cash equivalents at beginning of period	2,340	5,053

Cash and cash equivalents at end of period	$15,891	$2,569

Schedule of noncash investing and financing activities:
Conversion of preferred stock into common stock	$39,925	$—
Acquisition of an asset through a capital lease	$28	$—
The accompanying notes to the financial statements are an integral part of these statements.

VALERA PHARMACEUTICALS, INC
NOTES TO FINANCIAL STATEMENTS — UNAUDITED
Note 1. Organization and Description of Business
     Valera Pharmaceuticals, Inc. (“Valera” or the Company”) is a specialty pharmaceutical company concentrating on the development, acquisition and commercialization of products for the treatment of urological and endocrine conditions, diseases and disorders, including products that utilize its Hydron implant proprietary technology. The Company’s headquarters and manufacturing operations are located in Cranbury, New Jersey. Valera was incorporated in the state of Delaware on May 30, 2000.
Recent Developments
     On September 7, 2006, the Company announced that the Food and Drug Administration (FDA) had accepted the submission of its New Drug Application (NDA) for Supprelin®-LA, a 12-month implant for treating central precocious puberty (CPP) or the early onset of puberty in children. Accordingly, under the Prescription Drug User Fee Act (PDUFA) guidelines, the FDA is expected to complete its review and act upon this NDA submission by the PDUFA required date of May 3, 2007. In November 2005, the FDA granted Supprelin®-LA orphan drug designation, which provides seven years marketing exclusivity from date of marketing approval as well as certain economic benefits and tax credits. The Company also announced in September 2006 that its Supprelin®-LA manufacturing facilities in Cranbury, New Jersey successfully passed a recent FDA pre-approval inspection.
     On September 27, 2006, the Company entered into a License and Distribution Agreement with Spepharm Holding B.V. (“Spepharm”). Under the terms of the agreement, the Company will give Spepharm the exclusive licensing and distributing rights to its products under the trademarks Vantas® and Supprelin® in the European Union as well as Norway and Switzerland for a period of ten years, unless sooner terminated as provided by the agreement. Spepharm will pay the Company for the Company’s supply and Spepharm’s distribution of the products under the agreement an aggregate amount equal to forty percent (40%) of Net Sales (“the Royalty Amount”) as defined by the agreement based on an established transfer price. In addition, following the end of each quarter, Spepharm will pay to the Company an amount equal to the difference between (a) the aggregate Royalty Amount for such calendar quarter minus (b) the aggregate transfer prices paid by Spepharm during such calendar quarter.
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
     In the opinion of management, the accompanying unaudited interim financial statements contain all material adjustments (consisting of normal, recurring accruals) necessary to fairly present the Company’s financial position as of September 30, 2006, the results of the Company’s operations for the three and nine months ended September 30, 2006 and 2005, and the Company’s cash flows for the nine months ended September 30, 2006 and 2005.
Reclassifications
     Certain reclassifications have been made to the prior period’s financial information to conform to the September 30, 2006 presentation.

VALERA PHARMACEUTICALS, INC
NOTES TO FINANCIAL STATEMENTS — UNAUDITED (Continued)
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
Investments Held-to-Maturity
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

VALERA PHARMACEUTICALS, INC
NOTES TO FINANCIAL STATEMENTS — UNAUDITED (Continued)
Deferred Offering and Financing Costs
     Costs incurred in relation to the Company’s initial public offering were deferred at December 31, 2005 and have been subsequently netted against gross proceeds raised from the initial public offering of the Company’s common stock, which closed on February 7, 2006. Costs incurred in relation to the Company’s line of credit were deferred and are being amortized over the two-year term of the loan and are included in other non current assets.
Investment – Spepharm
     On July 17, 2006, the Company entered into an Investment and Shareholders’ Agreement in which the Company received a 19.9% ownership interest in a newly created Dutch company called Spepharm Holding B.V. (“Spepharm”) for a nominal amount of approximately $5,000. Spepharm and its European specialty pharmaceutical group of companies are focusing on becoming one of the leading suppliers of specialty urology and endocrinology products to the European market place. The investment is included in other non current assets.
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
     Allowances have been recorded for any potential returns or adjustments in accordance with the Company’s policy. Returns are allowed for damaged or outdated goods. As of September 30, 2006, the Company had a reserve of approximately $214,000 for returns and adjustments, all of which related to sales made in 2006. As of September 30, 2006 and at December 31, 2005, there was approximately $20,000 and $300,000 of retail value of Vantas, respectively, at distributors.

	Distributors	Physicians	Total
For the nine months ended September 30, 2006		(In thousands)
Allowance balance at December 31, 2005	$19	$320	$339
Provision related to sales for Fiscal 2006	15	954	969
Returns and adjustments related sales in Fiscal 2004	—	(50)	(50)
Returns and adjustments related sales in Fiscal 2005	(1)	(325)	(326)
Returns and adjustments related sales in Fiscal 2006	(11)	(707)	(718)

Allowance balance at September 30, 2006	$22	$192	$214

VALERA PHARMACEUTICALS, INC
NOTES TO FINANCIAL STATEMENTS — UNAUDITED (Continued)

	Distributors	Physicians	Total
For the nine months ended September 30, 2005		(In thousands)
Allowance balance at December 31, 2004	$28	$316	$344
Provision related to sales for Fiscal 2005	—	1,784	1,784
Returns and adjustments related sales in Fiscal 2004	—	(288)	(288)
Returns and adjustments related sales in Fiscal 2005	(4)	(1,089)	(1,093)

Allowance balance at September 30, 2005	$24	$723	$747

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
Customer Sales — Distributors Sales
     With respect to sales to distributors, revenue is recognized upon shipment, as the title, risks and rewards of ownership of the products pass to the distributors and the selling price of the Company’s product is fixed and determinable at that point, as long as the Company believes the product will be sold by the distributor within one to three months from the shipment of the product by the Company to the distributor. If the Company believes the product will not be resold within three months, revenue will be deferred until the product is sold and the product held by the distributor will be classified as an asset on the Company’s financial statements until it is sold by the distributor. As of September 30, 2006 and at December 31, 2005, the Company deferred approximately $0 and $329,000 of revenue and recorded $0 and $44,000 of inventory on consignment, respectively, The 2005 amounts related to product sold to distributors in the fourth quarter of 2005 that were not resold by distributors in accordance with the Company’s policy. Payment is due based upon the terms of the contract. The distributor is responsible for selling and distributing the product to its customer base and the rights for return are restricted to the Company’s published return policy in effect for all customers.
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
Pre-clinical Study and Clinical Trial Expenses
     Research and development expenditures are charged to operations as incurred. The Company’s expenses related to clinical trials are based on actual and estimates of the services received and efforts expended pursuant to contracts with multiple research institutions and clinical research organizations that conduct and manage clinical trials on the Company’s behalf. The financial terms of these agreements are subject to negotiation and vary from contract to contract and may result in uneven payment flows. Generally, these agreements set forth the scope of work to be performed at a fixed fee or unit price. Payments under the contracts depend on factors such as the successful enrollment of patients or the completion of clinical trial milestones. Expenses related to clinical trials generally

VALERA PHARMACEUTICALS, INC
NOTES TO FINANCIAL STATEMENTS — UNAUDITED (Continued)
are accrued based on contracted amounts applied to the level of patient enrollment and activity according to the protocol. If timelines or contracts are modified based upon changes in the clinical trial protocol or scope of work to be performed, the Company modifies its estimates accordingly on a prospective basis.
Advertising Costs
     The Company charges advertising costs to selling and marketing expense as incurred.
Intangible Assets
     On March 31, 2006, the Company completed its acquisition of the product rights associated with the product known as Valstar (valrubicin) in the United States and Valtaxin in Canada. As of September 30, 2006, the Company has an intangible asset of approximately $473,000 associated with such product rights. The intangible asset was recorded at its original cost of $525,000, less accumulated amortization of approximately $52,000. Intangible assets are stated at cost, less accumulated amortization, and are amortized over their estimated useful lives using the straight-line method. The Company estimates that the useful life of the Valstar product rights is 5 years. The Company periodically reviews the original estimated useful lives of long-lived assets and makes adjustments when appropriate.
Stock-Based Compensation
     The Company adopted SFAS No. 123(R), “Shared-Based Payment” on January 1, 2006. SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. Under SFAS 123(R), the options the Company granted in prior years as a non-public company (prior to the initial filing of its Registration Statement in March 2005) that were valued using the minimum value method, will not be expensed in 2006 or future periods. Options granted as a non-public company and accounted for using the intrinsic value method (cheap stock), will continue to be expensed over the vesting period. The Company adopted the prospective transition method for these options. Options granted as a public company will be expensed under the modified prospective method.
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
Deferred Compensation
     At December, 31 2005, the Company had deferred compensation of approximately $630,000. In accordance with the adoption of FAS 123(R), all deferred compensation related to employee stock options has been eliminated. As of September 30, 2006, the deferred compensation balance was $0.
Income Taxes
     The Company utilizes the asset and liability method specified by Statement of Financial Accounting Standards No. 109 (FAS 109), “Accounting for Income Taxes”. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using enacted tax rates and laws that will be in effect when the differences are expected to reverse. A valuation allowance is provided when it is more likely than not that some portion or all of a deferred tax asset will not be realized.
Long-lived Assets
     The Company assesses the recoverability of long-lived assets by determining whether the carrying value of such assets can be recovered through undiscounted future operating cash flows. If impairment is indicated, the Company measures the amount of such impairment by comparing the fair value to the carrying value. There have been no indicators of impairment through September 30, 2006.

VALERA PHARMACEUTICALS, INC
NOTES TO FINANCIAL STATEMENTS — UNAUDITED (Continued)
Concentration Risks
     The financial instrument that potentially subjects the Company to concentration of credit risk is cash. The Company places its cash with high-credit quality financial institutions. Concentrations of credit risk, with respect to this financial instrument, exist to the extent of amounts presented in the financial statements.
     The Company generated all of its product sales for the nine months ended September 30, 2006 and 2005 from its product Vantas. In addition, for the three months ended September 30, 2006 and 2005, one customer accounted for 2.4% and 11.4%, respectively of the Company’s net unit sales. The same customer accounted for 6.0% and 7.8% respectively, of the Company’s net unit sales for the nine months ended September 30, 2006 and 2005 and 0% of its outstanding receivables as of September 30, 2006 and at December 31, 2005, respectively.
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
Recent Accounting Pronouncements
     In July 2006, the FASB issued FIN 48 “Accounting for Uncertainty in Income Taxes” which clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 requires an entity to recognize the benefit of tax positions only when it is more likely than not, based on the position’s technical merits, that the position would be sustained upon examination by the respective taxing authorities. The tax benefit is measured as the largest benefit that is more than fifty-percent likely of being realized upon final settlement with the respective taxing authorities. FIN 48 is effective for fiscal years beginning after December 15, 2006. FIN 48 is not expected to have a material effect on the results of operations or financial position of the Company.
     In September 2006, the FASB issued Statement of Accounting Standards No. 157 (“SFAS 157”), “Fair Value Measurements,” which defines fair value, establishes guidelines for measurements but eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. Earlier adoption is permitted, provided the company has not yet issued financial statements, including for interim periods, for that fiscal year. The Company is evaluating the impact of SFAS 157, but does not expect the adoption of SFAS 157 to have a material impact on the Company’s financial position, results of operations or cash flows.
Note 3. Investments
     The Company has investments in certain debt securities that have been classified on the balance sheet as investments held-to-maturity in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” Investments held-to-maturity have been recorded on the balance sheet at cost. Realized gains and losses on sales of investments are determined using the specific identification method. In August 2006, one U.S. government and agency security matured and was sold by the Company for $3,000,000. No realized gains or losses were recognized on the transaction. The Company did not have any investments as of December 31, 2005.

VALERA PHARMACEUTICALS, INC
NOTES TO FINANCIAL STATEMENTS — UNAUDITED (Continued)
     The amortized cost, gross unrecognized gains and losses, and fair value of the Company’s held-to-maturity investments are summarized as follows:

September 30, 2006
Held-to-Maturity
(in thousands)
		Gross	Gross
	Amortized	Unrecognized	Unrecognized	Fair
Description of Securities	Cost	Gains	Losses	Value
U.S. government and agencies securities	$2,982	$2	$—	$2,984
     The fair value of the Company’s held to maturity securities as of September 30, 2006, by contractual maturity, is shown below. Expected maturities may differ from contract maturities because borrowers may have the right to prepay and creditors may have the right to call certain obligations.

September 30, 2006
Held-to-Maturity
(in thousands)
	Amortized	Fair
Maturity	Cost	Value
Due in one year or less	$2,982	$2,984
Due after one year through five years	—	—
Due after five years through ten years	—	—
Due after ten years	—	—

	$2,982	$2,984

Note 4. Inventory
     Inventories consist of the following:

	September 30,	December 31,
	2006	2005
	(unaudited)
	(in thousands)
Raw materials	$870	$463
Work-in-process	4,004	2,426
Finished goods	695	302

	$5,569	$3,191

     The preceding amounts are net of inventory reserves of approximately $1.1 million and $1.2 million as of September 30, 2006 and at December 31, 2005, respectively, for certain raw materials and for certain products that failed to meet the Company’s quality control specifications.

VALERA PHARMACEUTICALS, INC
NOTES TO FINANCIAL STATEMENTS — UNAUDITED (Continued)
Note 5. Property, Plant and Equipment
     Property, plant and equipment consist of the following:

		September 30,	December 31,
	Useful Lives	2006	2005
		(unaudited)
		(in thousands)
Laboratory equipment	5 years	$1,794	$1,531
Furniture and Fixtures	7 years	185	161
Office equipment	5 years	136	108
Computer equipment	3 years	481	417
Computer software	3 years	301	200
Construction in process		5,650	2,526
Leasehold improvements	1-10 years	754	625

		9,301	5,568
Less accumulated depreciation and amortization		(1,788)	(1,374)

Property, plant and equipment, net		$7,513	$4,194

     Depreciation expense and amortization for the three months ended September 30, 2006 and 2005 was approximately $148,000 and $153,000, respectively. Depreciation expense and amortization for the nine months ended September 30, 2006 and 2005 was approximately $414,000 and $352,000, respectively. There were property, plant and equipment assets totaling approximately $96,000 as of September 30, 2006 and $68,000 at December 31, 2005, respectively, subject to capital lease obligations with accumulated amortization of approximately $66,000 and $54,000 as of September 30, 2006 and at December 31, 2005, respectively.
     The Company is currently in the process of expanding its manufacturing facilities in order to support current and future product candidates. The costs related to the expansion are captured in the table above as “Construction in process”. The expansion is expected to be completed in the fourth quarter of 2006.
Note 6. Deferred Offering and Financing Costs
     The Company had deferred offering costs of $0 and approximately $1.4 million as of September 30, 2006 and at December 31, 2005, respectively. The Company netted its deferred offering costs against the gross proceeds raised from the initial public offering which closed on February 7, 2006. In connection with the Company’s line of credit, the Company had deferred financing costs of approximately $73,000 and $124,000 as of September 30, 2006 and at December 31, 2005, respectively. Deferred financing costs are being amortized through interest expense over the two year term of the loan and are included in other non current assets.
Note 7. Credit Line Agreement (Note Payable)
     In October 2005, the Company entered into a two-year, $7,500,000 line of credit with Merrill Lynch Capital. Under the line of credit, the amount the Company may borrow at any given time is dependent upon its accounts receivable balance and related aging of such accounts. In June 2006, the line of credit was amended for interest, covenant and operational terms. Borrowings under the amended line of credit bear an initial interest rate at the sum of the one-month LIBOR rate plus 3.25% (8.57% as of September 30, 2006). The Company is subject to certain covenants under the amended line of credit. In connection with the amended line of credit, the Company pledged all of its assets, with the exception of intellectual property, to Merrill Lynch. As of September 30, 2006 and at December 31, 2005, the Company had $0 and approximately $1.5 million outstanding under the amended line of credit, respectively. In February 2006, the Company used a portion of the net proceeds from its initial public offering to repay amounts outstanding under the line of credit.

VALERA PHARMACEUTICALS, INC
NOTES TO FINANCIAL STATEMENTS — UNAUDITED (Continued)
Note 8. Capitalization
  Common Stock
     The Company had 14,934,807 and 1,667,082 shares of common stock, par value $0.001, outstanding as of September 30, 2006 and at December 31, 2005, respectively. The Company is authorized to issue 30,000,000 shares of common stock with a par value of $0.001 per share. Each holder of common stock is entitled to one vote of each share of common stock held of record on all matters on which stockholders generally are entitled to vote.
     In February 2006, the Company closed its IPO in which it issued 3,862,500 shares of its common stock at $9.00 per share. In conjunction with this offering all of the Company’s outstanding preferred stock converted into 9,355,714 shares of common stock. As a result, the Company had 14,885,296 shares of common stock outstanding after closing its initial public offering. During the nine months ended September 30, 2006, 49,511 shares of common stock were issued as a result of stock option exercises.
  Convertible Preferred Stock
     All of the Company’s outstanding preferred stock was converted into common stock in conjunction with the initial public offering. In February 2006, the Company filed an amended and restated Certificate of Incorporation that removed the designations, rights and preferences of the convertible preferred stock.
Note 9. Stock-Based Compensation
     The Company adopted SFAS No. 123(R), “Shared-Based Payment” on January 1, 2006. SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. Under SFAS 123(R), the options the Company granted in prior years as a non-public company (prior to the initial filing of its Registration Statement in March 2005) that were valued using the minimum value method, will not be expensed in 2006 or future periods. Options granted as a non-public company and accounted for using the intrinsic value method (cheap stock), will continue to be expensed over the vesting period. The Company adopted the prospective transition method for these options. Options granted as a public company will be expensed under the modified prospective method.
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
     The following ranges of assumptions were used to compute employee stock-based compensation:

Risk- free interest rate	3.90% - 5.01%
Expected volatility	61.1% - 66.15%
Expected dividend yield	0.0%
Expected life (in years)	6.25
Forfeiture rate	0% - 4.0%
Weighted average fair value at date of grant	$6.20
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

VALERA PHARMACEUTICALS, INC
NOTES TO FINANCIAL STATEMENTS — UNAUDITED (Continued)
     The following table presents all employee stock based compensation costs recognized in the Company’s statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	(in thousands)		(in thousands)
	2006	2005	2006	2005
Employee stock-based compensation under intrinsic value method	$42	$127	$151	$(56)
Employee stock-based compensation under fair value method	261	—	576	—

Total Employee stock-based compensation	$303	$127	$727	$(56)

     In 2005, as a result of the Company’s marked to market of previous repriced options, the Company had to reverse previous recorded stock-based compensation.
     The incremental stock-based compensation expense recognized in connection with the adoption of FAS 123(R) increased the net loss for the three and nine month periods ended September 30, 2006, by approximately $261,000 and $576,000, respectively, and increased the loss per share, basic and diluted, $(0.02), and $(0.04), respectively.
     The following table illustrates the pro-forma effect on net income per share if the Company recorded compensation expense based on the fair value method for all employee stock-based compensation awards:

	Three Months Ended	Nine Months Ended
	September 30, 2005	September 30, 2005
	(in thousands, except per	(in thousands, except per
	share amounts)	share amounts)
Net income to common stock holders — as reported	$(2,808)	$151
Add: non-cash employee compensation as reported	127	(56)
Deduct: total employee stock-based compensation expense determined under fair value based method for all awards	(218)	(527)

Net income to common stockholders — pro-forma	$(2,899)	$(432)

Basic income per share — as reported	$(1.68)	$0.09
Basic income per share — pro-forma	$(1.74)	$(0.26)
Diluted income per share — as reported	$(1.68)	$0.01
Diluted income per share — pro-forma	$(1.74)	$(0.26)
     The following table is a summary of stock option activity under the Company’s Equity Incentive Plan (the “Plan”) for the Company’s common stock at December 31, 2005, and changes during the nine months ended September 30, 2006:

		Weighted		Weighted
	Common	Average	Aggregate	Average
	Stock	Exercise	Intrinsic Value	Contractual
	Options	Price	(in thousands)	Life
Outstanding at December 31, 2005	1,265,849	$4.25
Granted	350,200	$9.00
Exercised	(49,511)	$3.05
Forfeited	(101,784)	$6.63

Outstanding at September 30, 2006	1,464,754	$5.26	$611	7.8

Exercisable at September 30, 2006	617,146	$3.59	$155	7.2

     The total intrinsic value of the options exercised during the nine months ended September 30, 2006 was $123,729. As of September 30, 2006, there was approximately $2.7 million of total employee unrecognized compensation cost related to non-vested stock-based compensation awards granted under the Plan. That cost is expected to be recognized over a weighted average period of three years.

VALERA PHARMACEUTICALS, INC
NOTES TO FINANCIAL STATEMENTS — UNAUDITED (Continued)
     For the nine months ended September 30, 2006 and 2005, the Company granted a total of 0 and 10,833 options, respectively, to certain consultants. The Company has accounted for non-employee options in accordance with EITF 96-18 and, accordingly, recorded non-cash (income) expense of approximately $(6,000) and $14,000 for the three months ended September 30, 2006 and 2005, respectively. The Company recorded a non-cash (income) expense of approximately $(1,000) and $72,000 for the nine months ended September 30, 2006 and 2005, respectively.
     For the three months ended September 30, 2006 and 2005, the company granted stock options with exercise prices as follows:

				Weighted Average
	Number of	Weighted Average	Weighted Average	Intrinsic Value
Grants Made During Quarter Ended	Options Granted	Exercise Price	Fair Value per Share	per Share
September 30, 2006	7,500	$7.36	$4.79	—

September 30, 2005	4,334	$12.00	$12.00	—
Note 10. Income Taxes
     The benefit for federal, state and local income taxes for the three months ended September 30, 2006 and 2005 was $36,000 and $300,000, respectively. The benefit for federal, state and local income taxes for the nine months ended September 30, 2006 and 2005 was $16,000 and $0, respectively. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting and the amount used for income tax purposes. The Company’s net deferred tax assets relate primarily to net operating loss carry forwards, research and development tax credits, non-cash stock-based compensation, and depreciation and amortization. As of September 30, 2006 and at December 31, 2005, a valuation allowance was recorded to fully offset the net deferred tax asset.
Note 11. Net Income (Loss) Per Share
     The Company computes its basic net income (loss) per share by dividing net income (loss) by the weighted-average number of shares of common stock outstanding. Diluted net income (loss) per share of common stock (“Diluted EPS”) is computed by dividing net income (loss) by the weighted-average number of shares of common stock and dilutive common equivalent shares then outstanding as long as such impact would not be anti-dilutive. All of the common stock equivalent shares for the three and nine months ended September 30, 2006 have been excluded from the computation of diluted net income (loss) per share as their effect would be anti-dilutive. All of the common stock equivalent shares for the three months ended September 30, 2005 have been excluded from the computation of diluted net income (loss) per share as their effect would be anti-dilutive.

	Three Months Ended September 30,
	2006		2005
	Net (loss)	Shares	Net (loss)	Shares
	(Numerator)	(Denominator)	(Numerator)	(Denominator)
	(in thousands, except per share amounts)
Basic net (loss) per share factors	$(4,684)	14,906	$(2,808)	1,667

Effect of preferred stock conversion	—	—	—	—
Effect of dilutive stock options	—	—	—	—

Diluted net (loss) per share factors	$(4,684)	14,906	$(2,808)	1,667

Basic net (loss) per share	$(0.31)		$(1.68)
Diluted net (loss) per share	$(0.31)		$(1.68)

VALERA PHARMACEUTICALS, INC
NOTES TO FINANCIAL STATEMENTS — UNAUDITED (Continued)

	Nine Months Ended September 30,
	2006		2005
	Net (loss)	Shares	Net income	Shares
	(Numerator)	(Denominator)	(Numerator)	(Denominator)
	(in thousands, except per share amounts)
Basic net (loss) income per share factors	$(9,538)	13,123	$151	1,667

Effect of preferred stock conversion	—	—	—	8,834
Effect of dilutive stock options	—	—	—	857

Diluted net (loss) income per share factors	$(9,538)	13,123	$151	11,358

Basic net (loss) income per share	$(0.73)		$0.09
Diluted net (loss) income per share	$(0.73)		$0.01
Note 12. Related Party Transactions
     Sanders Morris Harris Inc. (“SMH”) and its affiliates own approximately 40% of BioPro Pharmaceutical, Inc. and over 90% of Alpex Pharma S.A., two companies with which the Company has agreements to distribute, develop and market its Vantas product. The Company received payments of $100,000 and $0 during the three months ended September 30, 2006 and 2005, respectively, from BioPro. The Company received payments of $100,000 and $300,000 during the nine months ended September 30, 2006 and 2005, respectively, from BioPro. The Company made payments of $84,000 and $241,000 during the three months ended September 30, 2006 and 2005, respectively, to Alpex. The Company made payments of $145,000 and $393,000 during the nine months ended September 30, 2006 and 2005, respectively, to Alpex.
     On July 17, 2006, the Company entered into the Shareholders’ Agreement pursuant to which the Company received a 19.9% ownership in a newly created Dutch company called Spepharm Holding B.V. In accordance with the Shareholders’ Agreement, David S. Tierney, M.D., Valera’s President and Chief Executive Officer and Mr. James Gale, the Company’s Chairman of the Board of Directors, were appointed as members of Spepharm’s initial supervisory board. Additional investors in Spepharm include Life Sciences Opportunities Fund (Institutional) II, L.P and Life Sciences Opportunities Fund II, L.P. Both funds are funds managed by, and affiliates of, SMH, whose affiliates own approximately 36% of the outstanding common stock of the Company. Mr. Gale is a Managing Director of SMH and the investment manager of such funds that hold shares of Valera and has sole voting and dispositive power over such shares. SMH, along with a third party unaffiliated with the Company, have committed EUR 20,000,000 to the Spepharm venture. As discussed in Note 1 to these Financial Statements, on September 27, 2006, the Company entered into a License and Distribution Agreement with Spepharm.
Note 13. Acquisition of Product
     In March 2006, the Company completed the acquisition of certain assets of Anthra Pharmaceuticals associated with its valrubicin business in the United States and Canada. The Company will make: (i) installment payments totaling approximately $0.5 million; (ii) additional payments of up to 13.5% of net sales depending upon the product’s formulation, indication and market share; and (iii) certain milestone payments based upon achieving certain sales levels. Anthra’s valrubicin business involved the manufacture and sale of valrubicin for use in the treatment of bladder cancer. The product was distributed in the U.S. and Canada by third party partners of Anthra. In the United States, the product was distributed under the trademark Valstar. Product rights are stated at cost, less accumulated amortization, and are amortized over their estimated useful lives using the straight-line method. The Company estimates that the useful life of the Valstar product rights is 5 years. For the three and nine months ended September 30, 2006, the Company recorded approximately $26,000 and $52,000, respectively, of amortization expense associated with such product rights. The Company periodically reviews the original estimated useful lives of long-lived assets and makes adjustments when appropriate. There were no such adjustments made as of September 30, 2006.
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
Introduction
     The following information should be read in conjunction with the financial statements and related notes in Part I, Item 1 of this Quarterly Report and with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the our Annual Report on Form 10-K for the fiscal year ended December 31, 2005. In addition to historical information, this Form 10-Q contains forward-looking information. This forward-looking information is subject to certain risks and uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements. Important factors that might cause such a difference include, but are not limited to, those discussed in the following section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis only as of the date of this Form 10-Q. We undertake no obligation to publicly revise or update these forward-looking statements to reflect events or circumstances which arise later. Readers should carefully review the risk factors described in our Annual Report on Form 10-K filed with the SEC, as modified in our Quarterly Report on Form 10-Q filed with the SEC on August 9, 2006.
Overview
     We are a specialty pharmaceutical company concentrating on the development, acquisition and commercialization of products for the treatment of urological and endocrine conditions, diseases and disorders, including products that utilize our proprietary technology. Our first product, Vantas, was approved by the FDA in October 2004. Vantas is a 12-month hydrogel implant based on our patented Hydron Technology indicated for the palliative treatment of advanced prostate cancer that delivers histrelin, a luetinizing hormone-releasing hormone agonist, or LHRH agonist. We began selling Vantas in November 2004 utilizing our sales force that is currently calling on urologists in the United States that account for the majority of LHRH agonist product sales. Total U.S. sales of LHRH agonist products for the palliative treatment of prostate cancer were approximately $900 million in 2005 based on our estimates and IMS Health Incorporated data, with the leading products being the three and four-month injection formulations. We believe that total U.S. sales of LHRH agonist products declined by 10% in 2005, primarily as a result of lower prices due to changes in Medicare reimbursement rates. We expect future reimbursement levels to continue to decline, which will have an adverse effect on our net product sales. We believe that Vantas has a competitive advantage over other LHRH agonist products because it delivers an even, controlled dose of a LHRH agonist over a 12-month period, and is the only product indicated for the palliative treatment of advanced prostate cancer that delivers histrelin, the most potent LHRH agonist available.
     We plan to seek marketing approvals for Vantas in various countries throughout the world. In November 2005, we announced that we received approval to market Vantas in Denmark. In March 2006, we announced that Paladin Labs received approval from Health Canada to market our Vantas product in Canada. In July 2006, we submitted an application for regulatory approval in Germany, Ireland, Italy, Spain and the United Kingdom. In July 2006, we announced a partnership with Spepharm to market Vantas in Denmark and throughout Europe. As of September 30, 2006, in conjunction with one of our marketing partners, Vantas has been submitted for regulatory approval in Thailand, Singapore, Malaysia, Taiwan, Korea and Hong Kong.
     In June 2006, we submitted a New Drug Application (NDA) to the U.S. Food and Drug Administration for Supprelin-LA, a twelve-month implant for the treatment of central precocious puberty. In September 2006, the FDA accepted our submission of our NDA for Supprelin-LA. Accordingly, under the Prescription Drug User Fee Act (PDUFA) guidelines, the FDA is expected to complete its review and act upon this NDA submission by the PDUFA required date of May 3, 2007.
     In March 2006, we acquired Valstar a product for the treatment of bladder cancer that is no longer responsive to conventional treatment such as surgery or topical drug application. We expect to launch this product in the first quarter of 2007. In addition to Supprelin-LA, Valstar and Vantas, we are developing a pipeline of proprietary product candidates for indications that include acromegaly, opioid addiction, interstitial cystitis and nocturnal enuresis. Several of our product candidates also utilize our Hydron

Technology delivery system. We intend to leverage our existing specialized sales force to market certain of our product candidates, if approved, since the indications of these product candidates are treated by many of the same physicians we are calling on for Vantas.
     We expect to continue to spend significant amounts on the development and commercialization of our product candidates. While we will be focusing on the clinical development of our later stage product candidates in the near term, we expect to increase our spending on earlier stage clinical candidates as well. We also aim to build our urological and endocrine product portfolio and opportunistically acquire or in-license later-stage urological and endocrine products that are currently on the market or require minimal development expenditures, or have some patent protection or potential for market exclusivity or product differentiation. Further, we intend to collaborate with major and specialty pharmaceutical companies to develop and commercialize products that are outside of our core urology and endocrinology focus. Accordingly, we will need to generate significant revenues or else need additional financing to fund these efforts.
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
Recent Events
     On September 7, 2006, we announced that the FDA had accepted the submission of our NDA for Supprelin®-LA, a 12-month implant for treating central precocious puberty (CPP) or the early onset of puberty in children. Accordingly, under the Prescription Drug User Fee Act (PDUFA) guidelines, the FDA is expected to complete its review and act upon this NDA submission by the PDUFA required date of May 3, 2007. In November 2005, the FDA granted Supprelin®-LA orphan drug designation which provides seven years marketing exclusivity from date of marketing approval as well as certain economic benefits and tax credits. We also announced that our Supprelin-LA manufacturing facilities in Cranbury, New Jersey successfully passed a recent FDA pre-approval inspection.
     On September 27, 2006, we entered into a License and Distribution Agreement with Spepharm Holding B.V. (“Spepharm”). Under the terms of the agreement, we will give Spepharm the exclusive licensing and distributing rights to our products under the trademark Vantas® and Supprelin® in the European Union as well as Norway and Switzerland for a period of ten years, unless sooner terminated as provided by the agreement. Spepharm will pay us for our supply and Spepharm’s distribution of the products under the agreement an aggregate amount equal to forty percent (40%) of Net Sales (“the Royalty Amount”) as defined by the agreement based on an established transfer price. In addition, following the end of each quarter, Spepharm will pay us an amount equal to the difference between (a) the aggregate Royalty Amount for such calendar quarter minus (b) the aggregate transfer prices paid by Spepharm during such calendar quarter.
     On November 6, 2006, we announced that we finalized arrangements with Johns Hopkins to begin clinical studies for our Naltrexone implant. This is a subcutaneous implant that utilizes our Hydron technology to deliver Naltrexone, over an extended period of time, for the treatment of opioid addiction.
     On November 8, 2006, we announced that we completed proof-of-concept studies on a flexible, biodegradable polymer-based ureteral stent. Ureteral stents are plastic tubes inserted into the ureter to allow urine to drain from the kidney to the bladder when the flow of urine may be obstructed due to a number of conditions, including kidney stones and inflammation. Current available ureteral stents require physician intervention for removal from the body. A biodegradable ureteral stent could be naturally voided by the body, a potentially important advantage over existing stents. We expect to move this program into larger porcine model studies during the fourth quarter which, if successful, could lead to a 510K filing with the FDA in 2007.
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
     Our business is affected by physician utilization, pricing pressure from our competition and Medicare or third party reimbursement, as well as other factors which may cause variances in our revenue. Our sales of Vantas from launch in November 2004 through June 30, 2005 were supported, in part, by favorable reimbursement rates, which decreased beginning in the third quarter of 2005. Our initial favorable reimbursement rates were due to the fact that Vantas was a new product that did not yet have an established average selling price or ASP, in connection with Medicare reimbursement. As a result, Vantas was reimbursed at wholesale acquisition price, which is typically higher than ASP. Vantas received an established ASP effective July 2005, which resulted in lower reimbursement rates and a corresponding lower sales price to our customers. Our historical net average selling prices to our customers are:

For the three months ended:	Net Average Selling Price
December 31, 2004	$2,520
March 31, 2005	$2,628

June 30, 2005	$2,586
September 30, 2005	$2,099

December 31, 2005	$1,801
March 31, 2006	$1,620

June 30, 2006	$1,562
September 30, 2006	$1,478
     We expect future Medicare reimbursement levels to continue to decline for Vantas, which will have an adverse effect on our net product sales. Reimbursement levels are currently set by the twenty-three Medicare carriers in the United States which, in the aggregate, cover all fifty states. Certain Medicare carriers have a policy which sets the reimbursement rate for Vantas based on our ASP. Other Medicare carriers have a policy that applies the least costly alternative, or LCA, methodology to Vantas. LCA is a payment methodology that allows Medicare carriers to pay the same reimbursement for drugs that have been determined by Medicare to be “medically equivalent.” Vantas is currently the least costly alternative in the class of LHRH drugs. Further, certain Medicare carriers have a policy which segregates twelve-month products from all other dosages, including one, three, four and six month injectable products, and reimburses at different rates for these two groups of products, sometimes referred to as a split policy. Finally, there are certain Medicare carriers which state they have a policy which reimburses on an ASP or LCA methodology, but which we believe make payments based upon a split policy.
     We are devoting internal and external resources to determine the impact and fairness of these various policies. In the states where certain Medicare carriers have adopted a split policy, in writing or in practice, we are at an economic disadvantage to the injectable products which are reimbursed at higher annual rates. We are challenging the basis for these reimbursement policies with the Medicare carriers. We will deploy our sales resources in markets where we can sell our products on an even par with the other products in the class. Nevertheless, we expect our net product sales to continue to decline in the foreseeable future as a result of the declining reimbursement rates for Vantas.
     We are also pursuing a sales strategy in which we will attempt to sell a greater percentage of Vantas to non-Medicare customers. Non-Medicare customers typically pay a greater amount for Vantas than Medicare customers. Thus, selling a greater percentage of Vantas to non-Medicare customers may alleviate the downward pressure on our net average selling price from the Medicare customers. In addition, we are currently reviewing a number of strategic options to broaden the penetration of Vantas into the LHRH market, including the evaluation of co-promotion opportunities.

     Our cost of product sales are all related to the production of Vantas and represent the cost of materials, overhead associated with the manufacture of Vantas, direct labor, distribution charges and royalties. For a complete description of our royalty agreements please review our Annual Report on Form 10-K for the fiscal year ended December 31, 2005. Prior to approval of Vantas in October 2004, we expensed all of our manufacturing costs as research and development.
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
Amortization of Intangible Assets
     The amortization of intangible assets relates to the acquisition of the product rights associated with the product known as Valstar (valrubicin) in the United States and Valtaxin in Canada. The Company is amortizing the product rights over 5 years using the straight-line method.
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
Revenue Recognition
     Our revenue recognition policies are in accordance with Securities and Exchange Commission Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition in Financial Statements” (“SAB 104”), and SFAS No. 48, “Revenue Recognition When Right of Return Exists” (“SFAS 48”), which provides guidance on revenue recognition in financial statements, and is based on the interpretations and practices developed by the Securities and Exchange Commission. SFAS 48 and SAB 104 require that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services rendered; (3) the seller’s price to the buyer is fixed and determinable; and (4) collectibility is reasonably assured. Determination of criteria (3) and (4) are based on management’s judgments regarding the fixed nature of the fee charged for services rendered and products delivered and the collectibility of those fees. Should changes in conditions cause management to determine that these criteria are not met for certain future transactions, revenue recognition for those transactions will be delayed and our revenue could be adversely affected.

     Allowances have been recorded for any potential returns or adjustments in accordance with our policies. We historically have recorded allowances based upon a percentage of gross sales. We distribute our product directly to physicians or through our distributor, Besse Medical. The majority of our sales are made directly to physicians by our product specialists. We believe that physicians typically order product on an as needed basis, and, therefore, typically maintain inventory of our product only to cover their immediate and short-term future requirements. In addition, our product specialists routinely confirm product utilization and inventory levels, if any, as part of their normal sales calls with physicians. We continue to monitor our distribution channels in order to assess the adequacy of our allowances. We do not believe that it is reasonably likely that a material change will occur in the allowance as of September 30, 2006.
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
Stock-Based Compensation
     We adopted SFAS No. 123(R), “Shared-Based Payment” on January 1, 2006. SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. Under SFAS 123(R), the options we granted in prior years as a non-public company (prior to the initial filing of our Registration Statement in March 2005) that were valued using the minimum value method, will not be expensed in 2006 or future periods. Options granted as a non-public company and accounted for using the intrinsic value method (cheap stock), will continue to be expensed over the vesting period. We adopted the prospective transition method for these options. Options granted as a public company will be expensed under the modified prospective method.
     SFAS No. 123(R) does not change the accounting guidance for how we account for options issued to non employees. We account for options issued to non-employees under SFAS No. 123 and EITF Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.” As such, the value of such options is periodically re-measured and income or expense is recognized during their vesting terms.
Results of Operations
  Three months ended September 30, 2006 compared with three months ended September 30, 2005
     Net Product Sales. Net product sales for the three months ended September 30, 2006 and 2005 were approximately $2.9 and $3.7 million, respectively. The 21% decrease in net product sales was primarily due to lower net average selling prices due to decreased Medicare reimbursement rates for our Vantas product as well as increased competitive pricing in the class of LHRH drugs. For the three months ended September 30, 2006, we sold 1,968 units of Vantas in the United States at a net average selling price of $1,478 per unit as compared to 1,747 units at a net average selling price of $2,099 for the same period in 2005.
     Vantas is currently eligible for insurance reimbursement coverage. We expect future Medicare reimbursement levels to continue to decline for Vantas, which will have an adverse effect on our net product sales. Reimbursement levels are currently set by the twenty- three Medicare carriers in the United States which, in the aggregate, cover all fifty states. Certain Medicare carriers have a policy which sets the reimbursement rate for Vantas based on our ASP. Other Medicare carriers have a policy that applies the least costly alternative, or LCA, methodology to Vantas. LCA is a payment methodology that allows Medicare carriers to pay the same reimbursement for drugs that have been determined by Medicare to be “medically equivalent.” Vantas is currently the least costly alternative in the class of LHRH drugs. Further, certain Medicare carriers have a policy which segregates twelve-month products from all other dosages, including one, three, four and six month injectable products, and reimburses at different rates for these two groups of products, or a split policy. Finally, there are certain Medicare carriers which state they have a policy which reimburses on an ASP or LCA methodology, but which we believe make payments based upon a split policy.

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
     We are also pursuing a sales strategy in which we will attempt to sell a greater percentage of Vantas to non-Medicare customers. Non-Medicare customers typically pay a greater amount for Vantas than Medicare customers. Thus, selling a greater percentage of Vantas to non-Medicare customers may alleviate the downward pressure on our net average selling price from the Medicare customers. In addition, we are currently reviewing a number of strategic options to broaden the penetration of Vantas into the LHRH market, including the evaluation of co-promotion opportunities.
     Licensing Revenue. For the three months ended September 30, 2006 and 2005, we recorded licensing revenues of approximately $104,000 and $10,000, respectively. In September 2006, we received $100,000 from BioPro for licensing revenue related to the submission of Vantas for regulatory approval in Taiwan. This payment is in accordance with the exclusive license and distribution agreement with BioPro to sell Vantas in various countries in Asia. The remaining $4,000 licensing revenue for the three months ended September 30, 2006 was from Hydron Technologies. The entire $10,000 in licensing revenue during the three months ended September 30, 2005 was from Hydron Technologies.
     Cost of Product Sales. Our cost of product sales for the three months ended September 30, 2006 and 2005 was approximately $0.9 million and $0.8 million, respectively. Gross margins as a percentage of net product sales for the three months ended September 30, 2006 and 2005 were 70% and 78%, respectively. The decrease in gross margin percentage was primarily due to a decrease in the net average selling prices of Vantas.
     Research and Development Expense. Research and development expense for the three months ended September 30, 2006 and 2005, was approximately $1.9 million and $1.5 million, respectively. The 27% increase was primarily due to expenses related to Valstar, Supprelin, Octreotide and European filing fees for Vantas. Expenses related to clinical trials and research projects pursuant to contracts with research institutions and clinical research organizations represented 56% of our total research and development expense for the three months ended September 30, 2006 compared to 50% of our research and development expense for the three months ended September 30, 2005. Internal research and development expense was approximately 44% and 50% of our total research and development expense for the three months ended September 30, 2006 and 2005, respectively. We expect to continue to spend significant amounts, including clinical trial costs, on the development for our product candidates. In August 2006, the FDA requested an additional Phase I/II study for our Octreotide implant which is expected to cost approximately $0.9 million. We expect to commence a Phase III trial for the Octreotide implant in the first half of 2007. The Octreotide Phase III trial is expected to last approximately eighteen months and is expected to cost approximately $6.0 million to $7.0 million.
     Selling and Marketing Expense. Selling and marketing expense for the three months ended September 30, 2006 and 2005 was approximately $3.2 million and $2.9 million, respectively. The 10% increase was attributable to an increase in salaries, employee benefits, and travel related to an increase in the number of employees dedicated to our sales efforts.
     General Administrative Expense. General administrative expense for the three months ended September 30, 2006 and 2005 was approximately $2.0 million and $1.6 million, respectively. The 25% increase was primarily due to an increase in non-cash stock based compensation expense of approximately $0.2 million, $0.1 million in directors and officer’s liability insurance expense, and $0.1 million in rent.
     Amortization of Intangible Assets. Amortization expense for the three months ended September 30, 2006 was approximately $26,000. The amortization of intangible assets relates to product rights associated with the product known as Valstar (valrubicin) in the United States and Valtaxin in Canada, which the Company acquired in March of 2006. As such, there was no amortization expense for the three months ended September 30, 2005.
     Net Interest Income. Net interest income for the three months ended September 30, 2006 and 2005, was approximately $269,000 and $19,000, respectively. The increase was primarily due to the increased cash and investments balance resulting from the proceeds of the initial public offering of our common stock in February 2006.
     Income Taxes. Income tax benefit for the three months ended September 30, 2006 and 2005 was approximately $36,000 and $300,000, respectively. As a result of the loss of approximately $4.7 million for the three months ended September 30, 2006, as well as the previous net operating losses since our inception, we did not record any federal provision for income taxes during the period ended September 30, 2006. We did record a benefit of $2,000 during the period to adjust for state taxes subject to alternative minimum tax. An additional benefit of $34,000 was recorded as a result of the finalizing and filing of our 2005 federal and state tax returns. The $300,000 benefit for taxes at September 30, 2005 was a result of the loss before income taxes of approximately $3.1 million for the three months ended September 30, 2005. Our deferred tax assets primarily consist of net operating loss carry forwards and research and development tax credits. We have recorded a valuation allowance for the full amount of our deferred tax asset, as the realization of the deferred tax asset is uncertain.
  Nine months ended September 30, 2006 compared with nine months ended September 30, 2005
     Net Product Sales. Net product sales for the nine months ended September 30, 2006 and 2005 were approximately $14.6 million and $21.6 million, respectively. The 32% decrease in net product sales was primarily due to lower net average selling prices due to decreased Medicare reimbursement rates for our Vantas product as well as increased competition around pricing in the class of LHRH drugs. For the nine months ended September 30, 2006, we sold 9,339 units of Vantas in the United States at a net average selling price of $1,549 per unit as compared to 8,646 units at a net average selling price of $2,502 for the same period in 2005. As a result of our pre-launch shipment of Vantas to Paladin Labs, we sold 115 units of Vantas in Canada. Thus, worldwide unit sales of Vantas increased by 9%, or 808 units, for the nine months ended September 30, 2006, as compared to the same period in the prior year.
     Vantas is currently eligible for insurance reimbursement coverage. Sales of Vantas in the nine months ended September 30, 2005 were supported, in part by favorable reimbursement rates, due to the fact Vantas was a new product that did not yet have an established average selling price, or ASP, it was reimbursed at wholesale acquisition price, which is typically higher than ASP. Effective July 2005, Vantas received an established ASP, which resulted in a lower reimbursement rate.
     We expect future Medicare reimbursement levels to continue to decline for Vantas, which will have an adverse effect on our net product sales. Reimbursement levels are currently set by the twenty-three Medicare carriers in the United States which, in the aggregate, cover all fifty states. Certain Medicare carriers have a policy which sets the reimbursement rate for Vantas based on our ASP. Other Medicare carriers have a policy that applies the least costly alternative, or LCA, methodology to Vantas. LCA is a payment methodology that allows Medicare carriers to pay the same reimbursement for drugs that have been determined by Medicare to be “medically equivalent.” Vantas is currently the least costly alternative in the class of LHRH drugs. Further, certain Medicare carriers have a policy which segregates twelve-month products from all other dosages, including one, three, four and six month injectable products, and reimburses at different rates for these two groups of products, or a split policy. Finally, there are some Medicare carriers which state they have a policy which reimburses on an ASP or LCA methodology, but which we believe make payments based upon a split policy.
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
     We are also pursuing a sales strategy in which we will attempt to sell a greater percentage of Vantas to non-Medicare customers. Non-Medicare customers typically pay a greater amount for Vantas than Medicare customers. Thus, selling a greater percentage of Vantas to non-Medicare customers may alleviate the downward pressure on our net average selling price from the Medicare customers. In addition, we are currently reviewing a number of strategic options to broaden the penetration of Vantas into the LHRH market, including the evaluation of co-promotion opportunities.
     Licensing Revenue. For the nine months ended September 30, 2006 and 2005, we recorded licensing revenues of approximately $116,000 and $26,000, respectively. In September 2006, we received $100,000 from BioPro for licensing revenue related to the submission of Vantas for regulatory approval in Taiwan. This payment is in accordance with the exclusive license and distribution agreement with BioPro to sell Vantas in various countries in Asia. The remaining $16,000 licensing revenue during the nine months ended September 30, 2006 was from Hydron Technologies. The entire $26,000 in licensing revenue during the nine months ended September 30, 2005 was from Hydron Technologies.
     Cost of Product Sales. Our cost of product sales for the nine months ended September 30, 2006 and 2005 was approximately $4.0 million and $4.8 million, respectively. Gross margins as a percentage of net product sales for the nine months ended September 30, 2006 and 2005 were 73% and 78%, respectively. The decrease in gross margin percentage was primarily due to a decrease in the net average selling prices which was slightly offset by an inventory reserve charge recorded in prior year. During the nine months ended September 30, 2005, a $1.0 million inventory reserve was recorded for certain products that failed to meet our quality control specifications.
     Research and Development Expense. Research and development expense for the nine months ended September 30, 2006 and 2005 was approximately $5.7 million and $4.4 million, respectively. The 30% increase was primarily due to expenses related to Valstar,

Supprelin, Octreotide and European filing fees for Vantas. Expenses related to clinical trials and research projects pursuant to contracts with research institutions and clinical research organizations represented 48% of our total research and development expense for the nine months ended September 30, 2006 compared to 44% of our research and development expense for the nine months ended June 30, 2005. Internal research and development expense was approximately 52% and 56% of our total research and development expense for the nine months ended September 30, 2006 and 2005, respectively. We expect to continue to spend significant amounts, including clinical trial costs, on the development for our product candidates. In August 2006, the FDA requested an additional Phase I/II study for our Octreotide implant which is expected to cost approximately $0.9 million. We expect to commence a Phase III trial for the Octreotide implant in the first half of 2007. The Octreotide Phase III trial is expected to last approximately eighteen months and is expected to cost approximately $6.0 million to $7.0 million.
     Selling and Marketing Expense. Selling and marketing expense for the nine months ended September 30, 2006 and 2005 was approximately $9.7 million and $8.2 million, respectively. The 18% increase was attributable to an increase in salaries, employee benefits, and travel related to an increase in the number of employees dedicated to our sales efforts.
     General Administrative Expense. General administrative expense for the nine months ended September 30, 2006 and 2005 was approximately $5.6 million and $4.1 million, respectively. The 37% increase was primarily due to an increase in non-cash stock based compensation expense of approximately $0.6 million, $0.3 million in directors and officer’s liability insurance expense, $0.2 million in rent, $0.2 million in professional service fees and $0.2 in director fees.
     Amortization of Intangible Assets. Amortization expense for the nine months ended September 30, 2006 was approximately $52,000. The amortization of intangible assets relates to product rights associated with the product known as Valstar (valrubicin) in the United States and Valtaxin in Canada, which the Company acquired in March of 2006. As such, there was no amortization expense for the nine months ended September 30, 2005.
     Net Interest Income. Net interest income was approximately $747,000 and $46,000 for the nine months ended September 30, 2006 and 2005, respectively. The increase was primarily due to the increased cash and investments balance resulting from the proceeds of the initial public offering of our common stock in February 2006.
     Income Taxes. Income tax benefit for the nine months ended September 30, 2006 and 2005 was approximately $16,000 and $0, respectively. As a result of the loss of approximately $9.6 million for the nine months ended September 30, 2006, as well as the previous net operating losses since our inception, we did not record any federal provision for income taxes during the period ended September 30, 2006. We did record a provision of $18,000 during the period for state taxes subject to alternative minimum tax. The provision was offset by approximately $34,000 of tax benefits recorded as a result of the finalizing and filing of our 2005 federal and state tax returns. Our deferred tax assets primarily consist of net operating loss carry forwards and research and development tax credits. We have recorded a valuation allowance for the full amount of our deferred tax asset, as the realization of the deferred tax asset is uncertain.
     Liquidity and Capital Resources
     As of September 30, 2006, cash and cash equivalents were approximately $15.9 million, as compared to $2.3 million at December 31, 2005. Investments consisting of U.S. government and agency securities were approximately $3.0 million, as compared to $0 at December 31, 2005. These net increases were primarily due to the proceeds we received from the initial public offering of our common stock.
     Net cash used in operating activities was approximately $9.4 million for the nine months ended September 30, 2006. The net cash used in operating activities was attributable to a net loss of approximately $9.5 million, as adjusted for the effect of non-cash items of $1.3 million and changes in operating assets and liabilities of approximately $1.2 million. The changes in operating assets and liabilities consisted of cash inflows from the decrease in accounts receivable and increase in accounts payable, which were more than offset by the building of inventory, increase in prepaid expenses, and decreases in accrued expenses and deferred liabilities.
     Net cash used in investing activities was approximately $7.2 million for the nine months ended September 30, 2006. The net cash used in investing was attributable to capital expenditures of $3.7 million related to the construction project to expand our manufacturing capabilities, plus equipment for the increase in production demand. We expect to spend an additional $0.5 million in the next twelve months to complete the expansion project and to purchase related equipment. In addition, we purchased the product rights associated with Valstar for $0.5 million. We purchased approximately $5.9 million in investments consisting of U.S government and agency securities. We sold approximately $3.0 million in investments in U.S government and agency securities.
     Net cash provided by financing activities was approximately $30.1 million for the nine months ended September 30, 2006. As a result of our initial public offering in February 2006, we generated approximately $31.6 million of proceeds net of underwriter fees from the issuance of our common stock and approximately $100,000 from the issuance of stock as a result of stock option exercises.

We paid approximately $1.3 million in offering fees during 2005, resulting in total net proceeds from the initial public offering of $30.3 million. Subsequent to the initial public offering of our common stock, we repaid in full the approximately $1.5 million outstanding amount under our line of credit with Merrill Lynch.
     We anticipate that cash flows from sales of Vantas may reduce our need for additional financing. However, we expect our cash requirements to continue to increase in the foreseeable future as we continue to sponsor additional clinical trials, seek regulatory approvals, and develop, manufacture and market our current product candidates. As we continue to expand our commercial organization, expand our research and development efforts and pursue additional opportunities, we anticipate significant cash requirements for the hiring of personnel, capital expenditures and investment in additional internal systems and infrastructure. The amount and timing of cash requirements will depend on market acceptance of our lead product, Vantas, as well as regulatory approval and market acceptance of our product candidates, if any. The resources we devote to researching, developing, formulating, manufacturing, commercializing and supporting our product candidates, and our ability to enter into third-party collaborations will also affect our cash requirements.
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
Item 4. Controls and Procedures
     Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2006 and, based on that evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective. Disclosure controls and procedures are our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended (the “Securities Exchange Act”), is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.
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
     There were no changes in our internal control over financial reporting during the quarter ended September 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     As of September 30, 2006, we were not subject to any pending or, to our knowledge, threatened litigation.
Item 1A. Risk Factors
     We have not updated any risk factors in our Form 10-Q for the quarterly period ended September 30, 2006. The last update was included in our Form 10-Q for the quarterly period ended June 30, 2006. The complete list of risk factors are disclosed in our Form 10-K for the fiscal year ended December 31, 2005.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None
Item 3. Defaults Upon Senior Securities
None
Item 4. Submission of Matters to a Vote of Security Holders
None
Item 5. Other Information
None
Item 6. Exhibits and Reports on Form 8-K
The following exhibits are filed herewith:

10.1	Investment and Shareholders’ Agreement Spepharm Holding B.V.	31-51

10.2	License and Distribution Agreement between Valera Pharmaceuticals, Inc. and Spepharm Holding B.V.	52-69

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes- Oxley Act of 2002	70

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes- Oxley Act of 2002	71

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	72

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VALERA PHARMACEUTICALS, INC

Dated: November 9, 2006	By:	/s/ David S. Tierney, M.D.

David S. Tierney, M.D.
President, Chief Executive Officer and Director
(Principal Executive Officer)

Dated: November 9, 2006
	By:	/s/ Andrew T. Drechsler

Andrew T. Drechsler
Chief Financial Officer
(Principal Financial and Accounting Officer)