Form 10-K
period 2006-12-31
Valera Pharmaceuticals Inc
filed 2007-02-22
CIK 1305409

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

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

Securities registered pursuant to Section 12(b) of the Act: Common stock $0.001 par value

Securities registered pursuant to Section 12(g) of the Act: None

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).    Yes  ☐    No  ☒

As of June 30, 2006, the aggregate market value of voting stock held by non-affiliates of the registrant, based upon the closing sales price for the registrant’s common stock, as reported in The NASDAQ Global Market System was approximately $61.8 million.

As of February 16, 2007, there were 14,937,225 shares of registrant’s common stock, $0.001 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Documents Incorporated by Reference: None

Valera Pharmaceuticals, Inc.

Annual Report on Form 10-K

for the fiscal year ended December 31, 2006

Part I

Forward-Looking Statements

We have included, and from time to time may make in our public filings, press releases or other public statements, certain statements, including (without limitation) those under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 (“MD&A”), and “Quantitative and Qualitative Disclosures about Market Risk” in Part II, Item 7A, that may constitute forward-looking statements. In addition, our management may make forward-looking statements to analysts, investors, representatives of the media and others. These forward-looking statements are not historical facts and represent only our beliefs regarding future events, many of which, by their nature, are inherently uncertain and beyond our control.

The nature of our business makes predicting the future trends of our revenues, expenses and net income difficult. The risks and uncertainties involved in our businesses could affect the matters referred to in such statements and it is possible that our actual results may differ from the anticipated results indicated in these forward looking statements. Important factors that could cause actual results to differ from those in the forward-looking statements include (without limitation):

•	changes in reimbursement policies and/or rates for Vantas and any future products;

•	the actions and initiatives of current and potential competitors;

•	the impact of current, pending and future legislation, regulation and legal actions in the United States and worldwide affecting the pharmaceutical and healthcare industries;

•	our ability to manufacture our Vantas product;

•	our ability to develop products, receive regulatory approvals, manufacture and market our products;

•	the outcome of our proposed merger with Indevus Pharmaceuticals, Inc.; and

•	other risks and uncertainties detailed under “Risk Factors” in Part I, Item 1A, “Competition” and “Regulation” in Part I, Item 1 and elsewhere throughout this report.

Accordingly, you are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date on which they are made. We undertake no obligation to update publicly or revise any forward-looking statements to reflect the impact of circumstances or events that arise after the dates they are made, whether as a result of new information, future events or otherwise except as required by applicable law. You should, however, consult further disclosures we may make in future filings of its Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, and any amendments thereto.

Item 1.	Business

Overview

Valera Pharmaceuticals is a specialty pharmaceutical company concentrating on the development, acquisition and commercialization of products for the treatment of urological and endocrine conditions, diseases and disorders, including products that utilize our proprietary drug delivery technology. Our first product, Vantas, was approved by the U.S. Food and Drug Administration, or FDA in October 2004. Vantas is a 12-month implant indicated for the palliative treatment of advanced prostate cancer. Vantas slows prostate tumor growth by delivering histrelin, a luteinizing hormone-releasing hormone agonist, or LHRH agonist. We began marketing Vantas in the United States in November 2004 utilizing our own sales force. In December 2006, we entered into a co-promotion agreement with Indevus Pharmaceuticals and in January 2007, pursuant to the co-promotion arrangement, we began to jointly promote Vantas with Indevus with an aggregate sales force of approximately 105 individuals that are currently calling on urologists in the United States that account for the majority of LHRH agonist product sales. In addition to Vantas, we are developing a pipeline of product candidates for indications that include central precocious puberty, acromegaly, opioid addiction, interstitial cystitis, nocturnal enuresis and bladder cancer.

Total U.S. sales of LHRH agonist products for the palliative treatment of prostate cancer were approximately $850 million in 2006 based on our estimates and IMS Health Incorporated data, with the leading products being three- and four-month injection formulations. We believe that total U.S. sales of LHRH agonist products declined by approximately 5% in 2006, primarily as a result of lower prices due to changes in Medicare reimbursement rates. We believe that Vantas has a competitive advantage over other products because it delivers an even, controlled dose of LHRH agonist over a 12-month period, and is the only product indicated for the palliative treatment of advanced prostate cancer that delivers histrelin, the most potent LHRH agonist available on the market.

Vantas is a hydrogel implant based on our patented Hydron Technology, which is a drug delivery system that allows us to control the amount and timing of the release of drugs into the body for up to 12 months. Several of our product candidates utilize our Hydron Technology delivery system. The hydrogel implant is a soft and flexible implant containing no moving parts. We intend to leverage our specialized sales force to market certain of our product candidates, if approved, since the indications of these product candidates are treated by many of the same physicians we are calling on for Vantas.

In December 2006, we entered into a merger agreement with Indevus Pharmaceuticals pursuant to which Indevus will acquire us in a tax-free stock-for-stock merger transaction. Pursuant to the Merger Agreement, upon the closing of the merger, each outstanding share of our common stock (other than shares held by us or Indevus or any stockholders who properly exercise dissenters’ rights under Delaware law), will automatically be converted into the right to receive a number of shares of Indevus common stock equal to $7.75 divided by the volume weighted average of the closing prices of Indevus common stock during the 25 trading days ending on the fifth trading day prior to the date of our stockholders’ meeting to consider the merger, or the Indevus Common Stock Value. The exchange ratio is subject to a ollar such that if the Indevus Common Stock Value falls outside of the collar the exchange ratio will become fixed. If the Indevus Common Stock Value is greater than $8.05, then the exchange ratio will be 0.9626, and if it is less than $6.59, then the exchange ratio will be 1.1766. Cash will be paid in lieu of fractional shares.

In addition, each share of our common stock will be converted into three contingent stock rights, or CSRs, relating to three of our product candidates. One CSR will be convertible into $1.00 of Indevus common stock upon FDA approval of Supprelin-LA, provided sufficient quantities of Supprelin-LA are then available, one CSR will be convertible into $1.00 of Indevus common stock upon FDA approval of our biodegradable ureteral stent and one CSR will be convertible into $1.50 of Indevus common stock upon FDA approval of our octreotide implant. The amount of Indevus common stock into which the CSRs will convert will be determined by a formula based on the average stock price of Indevus prior to achievement of the applicable milestones. The CSRs will convert into Indevus common stock only if the applicable milestones are achieved within three years of the closing of the merger in the case of Supprelin-LA and within five years of the closing of the merger in the case of our biodegradable ureteral stent and our octreotide implant.

As previously noted, we entered into a co-promotion agreement with Indevus pursuant to which Indevus’ sales force will co-promote Vantas in the United States. Under the terms of the agreement, we will be required to make royalty payments to Indevus of 13.5% on sales of Vantas up to a specified unit level, which will increase to 30% for sales above the specified level. Indevus will also receive royalties of 35% for sales of Vantas to specified specialty pharmacy accounts. The co-promotion began in January 2007.

Our Competitive Strengths

We believe that our key competitive strengths that allow us to compete effectively in the urology and endocrinology markets include;

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

•

Development Capability. As demonstrated by Vantas, we have succeeded in developing a product by successfully taking it through the regulatory process to market in the United States in less than a year from the submission of a new drug application without utilizing an accelerated approval process. However, we may not be able to obtain FDA approval for our product candidates as quickly as we did for Vantas. We expect to continue to utilize this capability to efficiently develop future products.

•

Manufacturing Ability. We manufacture Vantas and our product candidates utilizing our Hydron Technology, a patented and proprietary process. In addition, we have developed proprietary equipment and scalable manufacturing methods to achieve cost-effective commercial production. Further, because we control the manufacture of Vantas and our product candidates that use Hydron Technology, we can ensure high quality and fully realize any manufacturing cost efficiencies.

•

Sales and Marketing. We and our co-marketing partner, Indevus Pharmaceuticals, are currently calling on urologists that account for the majority of LHRH agonist product sales in the United States. By adjusting our current sales force structure slightly, we will be able to call on physicians in additional specialty areas, such as pediatric endocrinology. These therapeutic areas are attractive because they can be effectively targeted with a small, focused sales force. We also believe that the direct physician distribution channel of Vantas may present a barrier to the future entry of competition from generic products because generic drug companies do not typically have field sales forces. Outside the United States, we have partnered with companies with a local presence and distribution channels in the urology market for distribution of Vantas.

Product Development

The following table summarizes certain information regarding Vantas and our product candidates:

Product	Indication	Therapeutic Area	Delivery Method	Status
Vantas	Prostate Cancer	Urology	Implant	United States Commercial Sales; Approved in Denmark and Canada

Supprelin ®-LA	Central Precocious Puberty (early onset of puberty)	Endocrinology	Implant	New Drug Application Filed

VP003 (Octreotide)	Acromegaly (giantism)	Endocrinology	Implant	Phases I/II

VP004 (Naltrexone)	Addiction Disorders	Central Nervous System	Implant	Phase I/II

VP005 (Anti-inflammatory)	Interstitial Cystitis (bladder inflammation)	Urology	Bladder Instillation	Pre-clinical

VP006 (Peptide)	Nocturnal Enuresis (bed wetting)	Urology	Oral Tablet	Phase I

Valstar ® (Valrubicin)	Bladder Cancer	Urology	Bladder Instillation	New Drug Application Approved

Endoureteral Stent	Maintenance of Ureteral Patency	Urology	Insertion	Pivotal Animal Study

Vantas

Vantas is a soft and flexible 12-month hydrogel implant based on our patented Hydron Technology indicated for the palliative treatment of advanced prostate cancer that delivers histrelin, a luteinizing hormone-releasing hormone agonist, or LHRH agonist, over a 12-month period for the palliative treatment of advanced prostate cancer. We began marketing Vantas in the United States in November 2004 utilizing our own sales force. In December 2006, we entered into a co-promotion agreement with Indevus Pharmaceuticals and in January 2007, pursuant to the co-promotion agreement, we began to jointly promote Vantas with Indevus with an aggregate sales force of approximately 105 individuals that are currently calling on urologists in the United States that account for the majority of LHRH agonist product sales. In November 2005, we announced that we received approval to market Vantas in Denmark and in July 2006, we submitted an application for regulatory approval in Germany, Ireland, Italy, Spain and the United Kingdom. In July 2006, we announced a partnership with Spepharm to market Vantas in Denmark and throughout Europe. We have completed the primary stage of the Mutual Recognition Procedure (MRP) process which concluded with a non-approvable status and referral to the Co-ordination Group for Mutual Recognition and Decentralized Procedure-Human, CMD(h). The CMD(h) arbitration failed to reach a consensus on approval and the procedure has been further referred to the Committee for Medicinal Products for Human Use (CHMP) at the European Agency for the Evaluation of Medicinal Products (EMEA). This final CHMP arbitration process will include all twenty-seven countries in the European Union where a majority rule will apply. In March 2006, we announced that Paladin Labs, our marketing partner in Canada, received approval from Health Canada to market Vantas in Canada. Subsequently, Paladin Labs submitted an application for reimbursement to the Canadian Common Drug Review (CDR) and the Conseil du Médicament du Québec and this documentation is under review. As of December 31, 2006, in conjunction with BioPro Pharmaceutical Inc., our marketing partner for most countries in Asia, Vantas was submitted for regulatory approval in Thailand, Singapore, Malaysia, Taiwan, Korea Hong Kong and China.

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

The most common dosage forms for the administration of LHRH agonists for the palliative treatment of prostate cancer involve three- and four-month injection formulations such as Lupron and Eligard, which deliver leuprolide, Trelstar, which delivers triptorelin, and Zoladex, a biodegradable rod, which delivers goserelin. Another product is Viadur, a rigid metal implant that releases leuprolide over a 12-month period. We believe that Vantas is a more comfortable and convenient alternative to competing products because it eliminates the requirement of multiple physician visits and repeated injections and is smaller, softer and more flexible than other implants. Implantation, however, may be less well-received by some patients than injection therapy. In addition, in our Phase III clinical trial for Vantas, 100% of the evaluable patients achieved chemical castration at week four and testosterone suppression was maintained throughout the 52-week study period for 99% of the patients. Based on these data, we believe Vantas is a highly effective product for the palliative treatment of advanced prostate cancer. During the Phase III clinical trial, side effects included hot flashes, fatigue and implant site reactions, such as swelling and redness.

Prostate cancer is the most common cancer for men other than skin cancers and the second leading cause of cancer death in men. According to the American Cancer Society, every year approximately 220,000 men are diagnosed with prostate cancer and approximately 27,000 die from this disease. The National Cancer Institute’s SEER Program and the National Oncology Database each project that this patient group will grow at an annual rate of 2% to 3% per year through 2008 and beyond.

Along with our co-marketing partner, Indevus Pharmaceuticals, we are currently selling and marketing Vantas to the urologists that account for the majority of LHRH agonist product sales in the United States. Our product specialists utilize various promotional materials when making clinical presentations, including instructional videos on proper implantation technique. In remote areas where our product specialists cannot make personal visits, we conduct direct mail programs to selected physicians. Additionally, we support our sales efforts by employing a wide range of marketing programs to promote Vantas, including journal advertising, industry publications, medical educational conferences and internet initiatives.

Supprelin-LA

Supprelin-LA is an implant utilizing our Hydron Technology to deliver histrelin over a 12-month period for the treatment of central precocious puberty, or CPP. The incidence of this condition is estimated to be between one in 5,000 to 10,000 children. This yields a potential population of up to approximately 12,000 children in the United States with this condition who are treatable. CPP is the early onset of puberty in young children, resulting in the development of secondary sexual characteristics and short stature, if left untreated. The development of these secondary sexual characteristics is due to an increase in the secretion of sex hormones, the cause of which is unknown. The standard of care of CPP involves the use of LHRH agonists to suppress the secretion of sex hormones in order to delay the onset of puberty.

One therapy currently marketed to treat CPP is Lupron Depot-PED, which is manufactured and marketed by TAP Pharmaceutical Products, Inc. According to IMS Health market data, sales of Lupron Depot-PED generated revenues of approximately $80 million in the United States in 2006. The average monthly cost of Lupron Depot-PED is in excess of $1,000 per month. CPP treatment using Lupron Depot-PED consists of intramuscular injections of leuprolide every four weeks to hormonally suppress these children. Our research indicates that, in many cases, hormonal suppression may not be achieved by a four-week injection schedule, and leuprolide needs to be administered more frequently. Supprelin-LA delivers histrelin, which has ten times the relative potency of leuprolide, and which was previously approved for this condition as a daily injection for children. Supprelin-LA is formulated to release a higher daily dose of histrelin than Vantas because children with CPP need higher doses of LHRH agonist to achieve hormonal suppression. If approved, Supprelin-LA would provide hormonal suppression over a 12-month period. We believe Supprelin-LA would have a competitive advantage over Lupron Depot-PED because it eliminates the monthly injections given to these children with a once yearly implant and offers increased convenience and reduced costs by eliminating the need for monthly physician visits. Depending on the age of diagnosis, typical therapy may last three to five years.

In a survey conducted by D2 Market Research on our behalf at the 2004 Pediatric Academic Society conference, over 50% of the pediatric endocrinologists who completed a self-administered questionnaire indicated they would be likely to use a one-year implant like Supprelin-LA. There are approximately 700 pediatric endocrinologists in the United States, and most of them are located in the same major metropolitan areas as the urologists we are currently calling on for Vantas. We intend to market Supprelin-LA, if approved, by primarily leveraging our existing sales force.

In June 2006, we submitted a New Drug Application (NDA) to the FDA for Supprelin-LA. The Phase III study of Supprelin-LA is the basis of the NDA submission. The study was a multi-center, open-label Phase III study which involved 36 patients ranging in age from four to eleven years. Sixteen children had received GnRH therapy prior to enrollment while the remaining twenty were naïve to treatment. The subcutaneous implant was inserted into the inner aspect of the upper arm. The primary endpoints, which were hormonal suppression below pubertal levels and continued suppression upon challenge with gonadotropin-releasing hormone, were met. All patients were analyzed for efficacy and safety. In September 2006, we received notice from the FDA, that they had accepted our submission of our NDA for Supprelin-LA and accordingly, under the Prescription Drug User Fee Act (PDUFA) guidelines, the FDA is expected to complete its review and act upon this NDA submission by the PDUFA date of May 3, 2007. We also announced in September 2006, our Supprelin-LA manufacturing facilities in Cranbury, New Jersey successfully passed a recent FDA pre-approval inspection. Pursuant to our co-promotion agreement with Indevus, we have the option to elect to enter into negotiations with Indevus to grant Indevus a co-exclusive right to co-promote Supprelin-LA.

VP003 (Octreotide)

VP003 is an implant utilizing Hydron Technology to deliver octreotide over a six-month period for the treatment of acromegaly, or giantism. We believe there are approximately 1,000 new acromegalic patients per year and 16,000 total patients in the United States. Acromegaly is a chronic hormonal disorder that occurs when a pituitary tumor produces excess growth hormone, or GH. It most commonly affects middle-aged adults, and if untreated, causes enlargement of certain bones, cartilage, muscles, organs and other tissue, leading to serious illness and potential premature death.

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

There are approximately 4,400 endocrinologists practicing in the United States, and most of them are located in the same metropolitan areas where we are marketing Vantas to urologists. We intend to market VP003 by creating an endocrine sales force or by partnering with a company that has an existing endocrine sales force.

In 2004, we initiated and completed a Phase I/II pharmacokinetic clinical trial with eleven acromegalic patients to evaluate the release characteristics of VP003 and examine safety and efficacy parameters. The endpoints achieved in this clinical trial were the reductions in GH and IGF-1 levels in the blood in these patients. During the Phase I/II clinical trial, side effects included diarrhea, low blood sugar and implant site reactions. In August 2006, the FDA requested an additional Phase I/II pharmacokinetic (PK) study for the Octreotide implant. In September 2006, we submitted an Investigational New Drug Application (IND) with the FDA for the Octreotide implant. The application contained our proposed six-month Phase I/II PK study in thirty patients. In January 2007, we commenced the study and data is expected to be provided to the FDA for review in June 2007. We anticipate commencing a Phase III study in the second half of 2007.

VP004 (Naltrexone)

VP004 is an implant utilizing our Hydron Technology to deliver naltrexone for the treatment of opioid addiction over a three to six-month period. The National Institute on Drug Abuse estimates that there are approximately one million heroin addicts in the United States of which only 25% seek treatment. Naltrexone is an opiate antagonist currently approved as an oral daily formulation in the United States for the treatment of opiate dependence. Naltrexone competitively binds at the opiate receptor sites in the brain, thereby blocking the euphoric effects of opiates such as heroin.

Although naltrexone is effective, the addict population is typically non-compliant. We believe that this creates an attractive opportunity for VP004 because it provides controlled release of naltrexone over a six-month period. There are over 200 registered addiction medicine specialists practicing in the United States. Further, a significant number of primary care providers treat opioid addicts. In addition to opioid addiction, naltrexone is also currently approved in the United States for the treatment of alcoholism.

In May 2006, we submitted an Investigational New Drug Application (IND) for VP004 to the FDA and that filing has been accepted by the agency. In November 2006, we finalized all administrative arrangements with Johns Hopkins and commenced clinical studies for VP004. The three month Phase I/II study involves an open label study of the naltrexone implant in approximately a dozen healthy volunteers with a history of opioid abuse. A primary objective of the study is to investigate several dosing regimens for the extent of opiate blockade following morphine challenges. The lead investigator is the pioneering addiction researcher and renowned authority on naltrexone, Donald Jasinski, M.D., Professor of Medicine, Chief Center for Chemical Dependence, Johns Hopkins Bayview Medical Center. The data related to the study is expected to be provided to the FDA for review in the third quarter of 2007. We expect to commence a Phase III clinical trial in the first half of 2008.

VP005 (Anti-inflammatory)

VP005 is a proprietary polymer solution instillation for the treatment of symptoms associated with interstitial cystitis, a chronic inflammatory condition of the bladder. Interstitial cystitis, or IC, affects approximately one million people in the United States. IC is characterized by frequent urination and pain above the pubic region. The cause of IC is unknown but is believed to involve inflammation of the lining of the bladder.

We believe that IC is a disease that has been poorly served by the pharmaceutical industry. Elmiron is the only product currently approved for the relief of bladder pain or discomfort associated with IC. Elmiron is marketed by Bayer HealthCare LLC and is an oral formulation containing 100 milligrams of pentosan polysulfate sodium, a semi-synthetic molecule that is taken three times a day. According to IMS Health market data, sales of Elmiron generated revenues in excess of $100 million in the United States in 2004. Our discussions with urologists indicate that Elmiron is only occasionally effective and that many patients require instillation therapy, a more invasive form of treatment utilizing a catheter to fill up the bladder with various solutions. Instillation therapy has been shown to abate the symptoms of IC in some patients. VP005 is an instillation therapy that forms a temporary coating on the internal lining of the bladder and facilitates the slow, controlled release of the drug in VP005 into the bladder. We may license the drug delivery technology used in VP005 and apply for patent protection for this application of that technology.

VP005 has been successful in animal models in treating what we believe to be the major contributing factor in producing the painful symptoms of IC. We have drafted a Phase I/II protocol to evaluate VP005 in humans. In March 2005, we met with a panel of IC experts from the United States to help refine the protocol. We are currently evaluating the development and commercialization strategy for VP005.

VP006 (rapid dissolve desmopressin)

VP006 is a proprietary modified release oral formulation of desmopressin for the treatment of nocturnal enuresis, commonly referred to as bed-wetting. Nocturnal enuresis affects approximately five to seven million children in the Unites States.

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

VP006 has been evaluated in bio-availability studies and, while not bioequivalent to the reference drug product, VP006 has shown a similar pharmacodynamic response. We are presently exploring the regulatory pathway for the approval of VP006 as well as evaluating the commercialization strategy for this product.

Valstar ® (Valrubicin)

In March 2006, we completed the acquisition of certain assets from Anthra Pharmaceuticals, Inc. associated with its valrubicin business in the United States and Canada for the purchase price of $600,000 plus future royalties of up to 13.5% of net sales depending upon the product’s formulation, indication and market share plus certain milestone payments based upon achieving certain sales levels. The valrubicin product we acquired, formerly marketed in the United States under the trademark Valstar, is a bladder instillation approved to treat bladder cancer that is no longer responsive to conventional treatment such as surgery and/or topical drug application. This product was previously administered and billed as an office procedure, and predominantly covered under Medicare reimbursement. The product is not covered by any patents and its orphan drug status has expired.

According to the National Institutes of Health data, bladder cancer has a prevalence of approximately 500,000 patients in the United States. Market research conducted by Verispan on our behalf and performed at the May 2002 American Urology Association meeting found that approximately 31% of bladder cancer patients are treated with BCG (Bacillus Calmette-Guerin), the most common form of topical treatment. The research further shows that about 17% of the BCG patients become unresponsive, or refractory, to treatment each year and must now either have a cystectomy, the medical term for bladder removal, or stand the chance of disease progression. Urologists surveyed in the study further stated that 69% of these refractory patients go on to have their bladder removed, resulting in a patient population of approximately 8,200 with this type of cancer who could be candidates for valrubicin.

Anthra’s product was withdrawn from the market in 2002 due to a manufacturing problem and a lack of resources to address the problem. We believe that we have identified the cause of the manufacturing problem and that we will be able to correct it. In January 2006, the FDA agreed to our plan to reintroduce the product in the United States. We have engaged a third party manufacturer to produce the finished version of Valstar. This manufacturer produced a pilot batch of Valstar, for confirmation of product stability, and in the second quarter of 2007 will initiate validation batches for eventual release and sale. We expect to launch the product in the second or third quarter of 2007 depending on the regulatory approval to re-launch the product in the United States.

Endoureteral Stent

On November 8, 2006, we announced that we completed proof-of-concept studies on a flexible, biodegradable polymer-based ureteral stent. Ureteral stents are plastic tubes inserted into the ureter to allow urine to drain from the kidney to the bladder when the flow of urine may be obstructed due to a number of conditions, including kidney stones and inflammation. Current available ureteral stents require physician intervention for removal from the body. A biodegradable ureteral stent could be naturally voided by the body, a potentially important advantage over existing stents. In February 2007, we announced that we have initiated a porcine model study to establish safety and effectiveness necessary to support the submission of a 510k device application for the polymer-based flexible biodegradable ureteral stent. This study will involve 30 pigs with a primary end point being the dissolution and natural excretion of the stent within several weeks. Depending on the outcome of the porcine model study, we believe the 510k submission could occur by the end of 2007.

In connection with the Revised Research and Development Proposal dated April 27, 2005, between us and Poly-Med, Inc. and the Advanced Development and Pilot Production Outline issued by us and Poly-Med on March 24, 2006 and revised on April 10, 2006, relating to the development of an biodegradable endoureteral stent, on December 4, 2006, we entered into a Letter Agreement with Poly-Med, pursuant to which we agreed to engage in exclusive negotiations to enter into an agreement (the “License and Supply Agreement”) providing us with an exclusive license to use and sell the endoureteral stent in exchange for certain royalty payments. The License and Supply Agreement will also set forth the terms under which Poly-Med will manufacture and supply us with the endoureteral stent. The exclusivity period contemplated by the Letter Agreement expires June 30, 2007.

Research and Development Expenditures

Research and development expense for the years ended December 31, 2006, 2005 and 2004 was $7.6 million, $5.9 million and $6.4 million, respectively.

Our Drug Delivery System

Human implantable drug delivery is a relatively new therapeutic drug delivery approach in which drugs are administered directly into the circulatory system through a biocompatible, non-toxic device. We believe this type of drug delivery is suitable for certain drugs that are not amenable to oral delivery, such as therapeutic peptides that are destroyed in the gastro-intestinal (GI) tract, or drugs poorly absorbed by the GI tract or destroyed in the liver. In such cases, increasing the dosage of these drugs to increase absorption may result in harmful side effects. As a result, we believe that implantable drug delivery systems may provide safer and more effective administration of therapy by delivering the drug directly to the bloodstream at even, controlled rates.

Hydron Technology, our proprietary drug delivery technology, is the basis of our patented hydrogel implant, which is inserted under a patient’s skin. This technology, which evolved from similar technology used in soft contact lenses, is flexible and can be adapted to deliver many types of drugs. Currently, we only have FDA approval for Vantas. We will need to obtain approval for each product we develop, including products using our Hydron Technology. Our implant is designed to allow release of drugs continuously, at even, controlled rates for up to a 12-month period. We believe that such predictable release over a period of 12 months has not been achieved by most other drug delivery systems, including sustained release injections, bioerodible implants and transdermal devices. In addition, implants utilizing our Hydron Technology are smaller, softer and more flexible than other implants and eliminate the requirement of multiple physician visits and repeated injections.

Utilizing our Hydron Technology, we are able to manufacture implants to the exact chemical and physical specifications required by the particular drugs to be released. By modifying the geometric characteristics (wall thickness, diameter and length) and the polymer make-up of the implants, we can vary the release rates of a broad spectrum of drugs according to the therapeutic levels required for a particular indication. Once filled with an active ingredient, sealed and sterilized, the implant is inserted into a patient in a minor outpatient procedure generally performed in a physician’s office. The procedure to insert the implant takes approximately seven to ten minutes. First, the insertion site is swabbed with an antiseptic. Next, the physician injects an anesthetic immediately under the skin in the upper arm along the path where the implant is to be inserted. Then the physician makes a small incision and inserts the implant using an insertion tool. The tool is then retracted, leaving the implant under the skin. The incision is then closed with adhesive tape and a bandage is applied for one day. Lastly, the patient is given home care instructions and sent home. The physician can easily remove the implant from the body in a similar procedure. The procedure used for Vantas is very similar to the procedure that we intend to use for our Supprelin-LA product; however, in our clinical trials for our Supprelin-LA product we evidenced physicians using conscious sedation and general anesthesia on some occasions.

We believe that the advantages of our Hydron Technology include:

•

Increased Patient Compliance. Our Hydron Technology releases drugs for up to a 12-month period. As a result, the need for multiple physician visits and the inconvenience associated with frequent injections are eliminated, reducing the risk that a patient will miss a treatment.

•

Adaptability. Our Hydron Technology can be adapted to deliver many types of drugs. In addition, it provides a controlled and even drug release over a period of time that can result in increased efficacy and safety. Currently, we only have FDA approval for Vantas. We will need to obtain approval for each additional product we develop including products using our Hydron Technology.

•

Decreased Cost. As a result of the reduced number of patient visits to doctors’ offices, the overall costs associated with such visits, including scheduling, office visit and reimbursement claim costs, are significantly lowered. In addition, the use of our Hydron Technology lessens the administrative burden on private insurance and Medicare by reducing the number of reimbursement claims processed per year.

Finally, since Vantas is based on our Hydron Technology, we believe that the regulatory approval of Vantas may be helpful in obtaining approval of our product candidates that utilize this technology.

Our Hydron Technology is limited by the amount of drug which can be loaded into an implant due to its small size, the inability of the technology to deliver drugs that are water insoluble, the inability to deliver molecules with a large molecular weight and the need for a minor surgical procedure to insert and remove the implant.

Our Business Strategy

In addition to increasing sales of our approved product, Vantas, and subject to our proposed merger with Indevus Pharmaceuticals, our goal is to develop, acquire and commercialize products for the treatment of urological and endocrine conditions, diseases and disorders. To achieve this goal, our strategy includes the following key elements:

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

•

Develop Proprietary Pharmaceutical Portfolio. We are building a product portfolio based on our Hydron Technology. We have demonstrated the utility of our Hydron Technology through Vantas, and we believe that we can utilize this technology to bring additional products to market. We intend to apply our Hydron Technology to the delivery of drugs with established safety and efficacy profiles to reduce product development risk and speed time to market.

•

License our implant technology. We have built, and continue to build, a portfolio of intellectual property around our implant technology. We intend to make our proprietary technology available for licensing to third parties. We may enter into license agreements or collaborative research and development agreements with third parties to develop implant based therapeutics containing new chemical compounds.

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

•

Partner Outside the United States to Reach New Geographic Markets. To reach markets outside the United States, we have pursued a licensing strategy, whereby we have partnered with companies with a local presence and distribution channels in the urology and endocrinology markets for distribution of our products. We may retain full or co-marketing rights, however, on a select territory-by-territory basis to further leverage our sales and marketing expertise.

Sales, Marketing and Distribution

As of January 15, 2007, between us and our co-marketing partner, Indevus Pharmaceuticals, we have 105 product specialists promoting Vantas. Our product specialists have a substantial number of years of pharmaceutical sales experience and the majority of our sales force has sold other LHRH agonist products prior to joining us. Each product specialist is responsible for marketing Vantas to physicians in an assigned geographic territory. At present, we are calling on the urologists that account for the majority of LHRH agonist products in the United States. We continue to analyze physician prescribing habits so that we can direct our product specialists to physicians who maintain the largest prostate cancer practices. By adjusting our current sales force structure slightly, we will be able to call on our current physician base and on physicians in additional specialty areas, such as pediatric endocrinology. Further, we believe that the direct physician distribution channel of Vantas may present a barrier to the future entry of competition from generic products because generic drug companies do not typically have a field sales force.

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

In addition to product specialists, we utilize the services of Besse Medical, an authorized specialty distributor of Vantas. Besse Medical is responsible for services customarily provided by a wholesale distributor, including the stocking, packing and shipping of our products and is paid a distribution service fee based on the purchases of Vantas made through Besse Medical. We have also contracted with specialty pharmacies such as Medmark, CuraScript, BioScrip, Caremark and Aetna Specialty to sell our Vantas product through their organizations.

Outside the United States, we have primarily pursued a licensing strategy, whereby we have partnered with companies with a local presence and distribution channels in the urology or other market for distribution of Vantas or other products we may offer. We may retain co-marketing rights, however, on a select territory-by-territory, basis. For example, we have executed an agreement with Paladin Labs, Inc., a Canadian company, under which it will distribute Vantas in Canada, and have signed similar agreements with each of Key Oncologics (Pty) Ltd., a South African company, BioPro Pharmaceutical, Inc., an organization specializing in marketing oncology drugs in the pan-Asian region, Teva-Tuteur, an organization specializing in marketing oncology drugs in Argentina and Spepharm Holding B.V., an organization specializing in urology products in the European Union, Switzerland and Norway. We are actively seeking relationships or distribution arrangements with additional GPOs, specialty pharmacies and other companies.

Reimbursement

Advanced prostate cancer is generally treated by urologists in their offices. LHRH agonist products are usually sold directly from the pharmaceutical manufacturer to the physician and are administered in the office through injections or a 12-month implant. Once a physician acquires and administers the LHRH agonist product, the physician files a claim with Medicare or the patient’s private insurance for reimbursement.

Approximately 70% of patients diagnosed with prostate cancer and receiving LHRH agonist therapy are over the age of 65 and therefore covered by Medicare. In light of this, we have retained a group of Medicare experts to monitor pricing of LHRH agonist products and the Medicare reimbursement environment.

Our business is affected by physician utilization, pricing pressure from our competition and Medicare or third party reimbursement, as well as other factors which may cause variances in our revenue. Our sales of Vantas from launch in November 2004 through June 30, 2005 were supported, in part, by favorable reimbursement rates, which decreased beginning in the third quarter of 2005. Our initial favorable reimbursement rates were due to the fact that Vantas was a new product that did not yet have an established average selling price, or ASP, in connection with Medicare reimbursement. As a result, Vantas was reimbursed at wholesale acquisition price, which is typically higher than ASP. Vantas received an established ASP effective July 2005, which resulted in lower reimbursement rates and a corresponding lower sales price to our customers. Our historical quarterly net average selling prices to our customers are:

For the three months ended:	Net Average Selling Price
December 31, 2004	$2,520
March 31, 2005	$2,628
June 30, 2005	$2,586
September 30, 2005	$2,099
December 31, 2005	$1,801
March 31, 2006	$1,620
June 30, 2006	$1,562
September 30, 2006	$1,478
December 31, 2006	$1,370

We expect future Medicare reimbursement levels to continue to decline for Vantas, which will have an adverse effect on our net product sales. Reimbursement levels are currently set by the twenty-three Medicare carriers in the United States which, in the aggregate, cover all fifty states. Certain Medicare carriers have a policy which sets the reimbursement rate for Vantas based on our ASP. Other Medicare carriers have a policy that applies the least costly alternative, or LCA, methodology to Vantas. LCA is a payment methodology that allows Medicare carriers to pay the same reimbursement for drugs that have been determined by Medicare to be “medically equivalent.” Vantas is currently the least costly alternative in the class of LHRH drugs. Further, certain Medicare carriers have a policy which segregates twelve-month products from other dosages, including one, three, four and six month injectable products, and reimburses at different rates for these two groups of products, sometimes referred to as a split policy. Finally, there are certain Medicare carriers which state they have a policy which reimburses on an ASP or LCA methodology, but which we believe make payments based upon a split policy.

We are devoting internal and external resources to determine the impact and fairness of these various policies. In the states where certain Medicare carriers have adopted a split policy, whether in writing or in practice, we are at an economic disadvantage to the injectable products which are reimbursed at higher annual rates. We are challenging the basis for these reimbursement policies with the Medicare carriers. We will deploy our sales resources in markets where we can sell our products on an even par with the other products in the class. Nevertheless, we expect our net product sales to continue to decline in the foreseeable future as a result of the declining reimbursement rates for Vantas.

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

As of December 2006, we owned three issued United States patents and 24 issued foreign patents relating to our Hydron Technology. We own three pending foreign patent applications relating to our Hydron Technology. Our patents and patent applications cover a variety of novel pharmaceutical formulations, methods of use, and processes to manufacture hydrogel polymers and implants incorporating active agents. Within the Hydron Technology patent portfolio, we own two issued United States patents and 23 issued foreign patents relating to Vantas.

The following table sets forth information related to United States and foreign patents and patent applications owned by us:

Technology Family	Brief Description of Coverage	No. of Patents	No. of Pending Applications	Date of Grant/ Expiration
Water-Swellable Hydrophilic Articles	Method of preparing a hydrophilic plastic cartridge	15	0	1994/2011

Homogenous Hydrogel Copolymers	Method of preparing homogeneous copolymers having a predetermined equilibrium water content value	10	0	1993/2010

Hydrogel Composition	Method of preparing homogenous porous hydrogel	2	3	2002/2020

Implanting Device	Device for inserting implantable objects under the skin	0	17	Not Applicable/ 2023

Implanting Device Design	Design for an implanting Device	5	0	2004/2017

Compositions and Treatments for Central Precocious Puberty	Controlled delivery of gonadotropin-release hormone agonists for the treatment of central precocious puberty	0	3	Not Applicable/ 2025

Polyurethane Implant Formulations	Polyurethane implant formulations and methods of preparing	0	8	Not Applicable/ 2024

Total		32	31

As noted in the chart above, we have filed a United States and two foreign patent applications covering pharmaceutical formulations, processes and methods of use relating to Supprelin-LA. In addition, as of December 2006, we owned five other issued patents and have approximately 25 other patent applications pending worldwide relating to other areas, including implanting devices and designs thereof and polyurethane based implants.

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

Hydron Technologies, Inc.

In November 1989, GP Strategies Corporation, which was then known as National Patent Development Corporation, entered into an agreement with Dento-Med Industries, Inc., now known as Hydron Technologies. Under the contribution agreement in June 2000 between us and GP Strategies, GP Strategies transferred its rights and obligations under the agreement with Hydron Technologies to us.

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

In the event we withdraw from the business of manufacturing the Hydron polymer, we will assign all of our right and interest in the Hydron trademark to Hydron Technologies. Upon request from Hydron Technologies, we may provide certain research services, including limited use of our facilities, for Hydron Technologies’ research activities, for which we will be reimbursed a specified amount. In addition, subject to certain conditions and exceptions, Hydron Technologies has the right to purchase from us and we are obligated to supply to Hydron Technologies certain types of Hydron polymers.

Subject to certain exceptions (including Vantas and Supprelin-LA), each party will pay to the other a 5% royalty on net sales for Hydron polymer products marketed by us or Hydron Technology, as applicable, or a third party. Our Naltrexone and Octreotide implants would be subject to the 5% royalty to be paid to Hydron Technology. Subject to certain excepted Hydron polymer products, in the event either party sells any non-prescription Hydron polymer drug products itself, such party will pay a 5% royalty fee on net sales, including research payments, to the other party. Subject to certain Hydron polymer excepted products, if either party sells non-prescription drug products to a third party and receives up-front license fees, royalties or similar payments, such party will pay a 25% royalty on such payments to the other.

The Population Council

In September 1990, GP Strategies Corporation, which was then known as National Patent Development Corporation entered, into a joint development agreement with The Population Council regarding the development of hydrogel implants containing LHRH. Under the contribution agreement entered into in June 2000 between us and GP Strategies, GP Strategies transferred its rights and obligations under the agreement with The Population Council to us.

By amendment to the agreement dated October 1, 1997, the Joint Development Agreement was terminated in its entirety and superseded by the terms and conditions of the amendment. Under the amendment, The Population Council concluded all ongoing prostate cancer clinical studies and provided us with all data and records relating to those trials to enable us to advance the clinical trials and seek regulatory approval to commercially develop and market any polymer implant containing any LHRH analog or any polymer implant containing any other active agent, other than an LHRH analog. We can enter into licensing and marketing agreements for the commercial development of those implants without the consent of The Population Council. The term of the agreement is the shorter of twenty-five years from the date of the amendment or until the date on which The Population Council receives approximately $40 million in payments from us. Either party may terminate the agreement if the other party becomes insolvent or is involved in bankruptcy proceedings or if, after receiving written notice the other party is in default of a material term or such default has not been cured within thirty days of the notice.

By a further amendment to the agreement dated August 2004, The Population Council is entitled to 30% of certain revenues received by us from the licensing of Vantas or any other polymer implant containing an LHRH analog and 5% of certain revenues received by us from the licensing of any other polymer implant to the extent those revenues are related to the use or sale of implants in all areas other than the European Union and certain Southeast Asian countries. We are required to pay to The Population Council 3% of our net sales of Vantas and any polymer implant containing an LHRH analog and 0.5% of our net sales of any other polymer implant. The Population Council is also entitled to 4% of any licensee’s net sales of Vantas and any other polymer implant containing an LHRH analog within the European Union and certain Southeast Asian countries and 0.667% of any licensee’s net sales for any other polymer implant within the European Union and certain Southeast Asian countries. In addition, we are required to establish a patient assistance program within one year after the first commercial sale of Vantas in the United States and maintain the program for a period ending on the earlier of ten years after establishment of the program or the cessation of the marketing of Vantas.

Shire Pharmaceuticals Group plc

In March 1998, GP Strategies entered into a license agreement and a related manufacturing and supply agreement with Roberts Laboratories Inc. under which Roberts was responsible for conducting Phase III clinical trials, managing the regulatory approval process and marketing the product now known as Vantas. When Roberts was acquired by Shire Pharmaceuticals Group in December 1999, Shire took over the development of Vantas. In December 2001, we entered into a termination, license back and option agreement with Shire US, a subsidiary of Shire Pharmaceuticals Group, which terminated and released all claims of the parties under the previous license and manufacturing agreements. Under this agreement, Shire transferred to us all on-going activities under the development program for Vantas, including all data, know-how and other information with respect to Vantas generated in connection with the development program, and granted us an exclusive license to such data, know-how and information for the development, manufacture, use, supply and sale of Vantas in the designated territory, including, but not limited to, the United States, Canada, and various European and other countries. In December 2006, we agreed to amend the definition of territories within the termination, license back and option agreement with Shire US to include the Republic of Ireland.

The term of the license continues for ten years from the date of the first commercial sale of Vantas. Thereafter, we will have a fully paid up license in the designated territory with respect to all data, know-how and other information related to Vantas generated under Shire’s previous development program for Vantas.

We are required to pay Shire 2% of net sales of Vantas in the designated territory. However, for the purposes of this agreement, net sales are reduced by the amount of any royalty payments we make to The Population Council with respect to sales of Vantas. If we sublicense Vantas to another entity in the designated territory, we will pay Shire fees of 20% of royalty income and 20% of any milestone payments we receive, up to a maximum of $5 million, relating to any sublicensing of Vantas. Royalty income does not include amounts paid to The Population Council with respect to sales of Vantas by a sub-licensee. However, the $5 million cap on our royalty’s payments with respect to milestone payments is only applicable if we are entitled to receive at least 10% of net sales under the sublicense agreement.

We also granted Shire an exclusive, irrevocable option, on a country-by-country basis in the designated territory, to exclusively market and distribute Vantas in each country of the designated territory, other than in the United States. This option, with respect to each country, will expire on the earlier of the date we enter into a sublicense agreement for that particular country or 180 days following the date of regulatory approval in that particular country for Vantas. We may market Vantas in any country at the expiration of the option with respect to that country. If Shire exercises the option with respect to a particular country, we will supply Vantas at the cost of manufacture. Shire will pay us 13.5% of its net sales within the option territory. Each marketing and distribution arrangement requested by Shire under its option will have a term of 10 years. Shire has not exercised its right to market Vantas in any of the countries that we have entered into a sublicense agreement or received regulatory approval. Either party may terminate if either party becomes insolvent or there is a material breach of the agreement.

Paladin Labs, Inc.

In October 2002, we entered into a license and distribution agreement with Paladin Labs under which we granted Paladin Labs an exclusive, royalty bearing license under our intellectual property, including our patents, trademarks and know-how, to seek regulatory approval for the marketing, distribution and sale in Canada and its territories of (i) Vantas for the treatment of prostate cancer and (ii) any other Hydron histrelin implant, which is, or may be, developed by us for other indications, such as Supprelin-LA, our histrelin implant for CPP. Paladin Labs is obligated to use commercially reasonable efforts to apply for and maintain regulatory approval for Vantas and any other Hydron histrelin implant and to sell, market and distribute those implants in Canada and its territories. The initial term of the agreement is for fifteen years from March 2006, the date on which regulatory approval for Vantas in Canada was obtained, and will automatically renew for subsequent three year terms, unless terminated earlier. Either party may terminate the agreement if the other party becomes insolvent or is involved in bankruptcy proceedings, or if, after receiving written notice the other party commits a material breach that has not been cured within thirty days of the notice or the other party is unable to fully perform its obligations as a result of a force majored event. We also granted Paladin Labs an exclusive license to use the trademarks owned by us, including all trademarks and trade names approved by us, in connection with the marketing, distribution and sale of Vantas or any other Hydron histrelin implant in the designated territory. We have given Paladin Labs the exclusive right, but not the obligation, to conduct Phase IV clinical trials relating to the use of Vantas for the treatment of prostate cancer in the designated territory. If Paladin Labs does not conduct such trials within one year of our request to do so, we will have the right to conduct such Phase IV clinical trials on our own.

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

We agreed to supply Vantas, as well as containers for and components of Vantas, to Key Oncologics exclusively in South Africa. We are obligated to supply Key Oncologics with all data and information in our possession or control as is necessary for the purpose of obtaining regulatory approval of Vantas for use in the treatment of prostate cancer in South Africa. We gave Key Oncologics the exclusive right, but not the obligation, to conduct Phase IV clinical trials relating to the use of Vantas for the treatment of prostate cancer in the designated territory. If Key Oncologics does not conduct such trials within one year of our request to do so, we will have the right to conduct such Phase IV clinical trials on our own. We will receive a perpetual, fully-paid, royalty-free license to use any data developed by Key Oncologics in the Phase IV trials.

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

We granted Key Oncologics an exclusive license to use our trademarks owned by us, including all trademarks and trade names approved by us, in connection with the marketing, distribution and sale of Vantas in South Africa in connection with the treatment of prostate cancer. Key Oncologics has granted us a non-exclusive license to use Key Oncologics’ trademarks on labeling of Vantas. We have the sole right and responsibility for manufacturing, assembling, packaging and labeling Vantas and we are required to supply Vantas in sufficient quantities to meet Key Oncologics’ demand forecast. We agreed not to supply Vantas for distribution or sale in any of the designated countries for use in the treatment of prostate cancer to any other party except Key Oncologics. For a period of twelve months following the receipt of regulatory approval, Key Oncologics will pay us a flat transfer fee of $250 per unit of Vantas, plus 10% of the net sales collected by Key Oncologics. After the end of the first twelve-month period, we will have the right to adjust the price per unit once per year, subject to certain exceptions.

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

Under the agreement, BioPro will be the exclusive distributor of Vantas in the designated territory consisting of Brunei, Cambodia, China (including Hong Kong), Laos, India, Indonesia, Malaysia, the Philippines, Singapore, South Korea, Taiwan, Thailand and Vietnam. BioPro is required to use commercially reasonable efforts to apply for and maintain regulatory approval for Vantas for the treatment of prostate cancer in the designated territory. In connection with obtaining regulatory approval for Vantas, we are required to supply BioPro with all data and information in our possession or control as is necessary for that purpose. We also granted BioPro an exclusive license to use the trademarks owned by us, including all trademarks and trade names approved by us, in connection with the marketing, distribution and sale of Vantas in the designated territory. We gave BioPro the non-exclusive right, but not the obligation, to conduct Phase IV clinical trials relating to the use of Vantas for the palliative treatment of prostate cancer in each country of the designated territory. BioPro has applied for regulatory approval for the commercialization of Vantas in Thailand, Singapore, Malaysia, Taiwan, Korea Hong Kong and China.

BioPro granted us the right to use BioPro’s trademarks on labeling of Vantas. We have the sole right and responsibility to manufacture, assemble, package and label Vantas and are required to supply Vantas in quantities sufficient to meet BioPro’s demand forecast. We have agreed not to supply Vantas for distribution or sale in any of the countries in the designated territory for use in any indication to any other party except BioPro. BioPro will pay us a flat transfer fee of $250 per unit and a royalty of 25% of net sales of Vantas, in addition to various milestone payments. BioPro must pay us a minimum amount if it fails to achieve certain minimum net sales. In addition, BioPro is obligated to pay a royalty of 2% of net sales of Vantas directly to The Population Council or a minimum payment if certain minimum net sales are not achieved. Twelve months following the first commercial sales of Vantas in the designated territory, we will have the right, subject to certain exceptions, to adjust the price per unit once per year.

Affiliates of Sanders Morris Harris, Inc., of which James Gale, the Chairman of our board of directors, is a managing director, own approximately 40% of BioPro. Affiliates of Sanders Morris Harris, Inc. own approximately 37% of the outstanding common stock of our Company.

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

We are required to pay Alpex one-time milestone payments related to the development of the rapid dissolve desmopressin product and lump-sum payments upon regulatory filing in the United States and upon approval in the United States. We are also required to pay Alpex a range of royalty payments based on net sales of the rapid dissolve desmopressin product and a percentage of all sublicensing income. Our royalty payment obligations will expire twenty years from the date of the first commercial shipment of the rapid dissolve desmopressin product, and the license will become a royalty-free, non-exclusive, perpetual, worldwide license to make, have made, use, import, export, sell, offer to sell and otherwise commercialize the rapid dissolve desmopressin product in the United States, Canada and Mexico.

James Gale, the Chairman of our board of directors, is also on the board of directors of Alpex. Affiliates of Sanders Morris Harris, Inc. of which Mr. Gale is a managing director, own approximately 37% of the outstanding common stock of our Company and more than 90% of the outstanding capital stock of Alpex.

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

Valstar ® (Valrubicin)

In March 2006, we completed the acquisition of certain assets of Anthra associated with its valrubicin business in the United States and Canada. Anthra’s valrubicin business involved the manufacture and sale of valrubicin for use in the treatment of bladder cancer. The product was distributed in the United States and Canada by third party partners of Anthra. In the United States, the product was distributed under the trademark Valstar. The product is not covered by any patents and its orphan drug status has expired.

Anthra’s valrubicin product was taken off the market in 2002 due to a manufacturing problem and a lack of resources to address the problem. We have analyzed the manufacturing issues and believe that we have determined the cause of, and a solution to, the problem. As such, we acquired certain assets of Anthra required for the manufacture, marketing and sale of valrubicin in the United States and Canada including the NDA filed with the FDA, the drug master file, the Canadian regulatory submission and all data produced by or on behalf of Anthra in support of the NDA and other governmental approvals, or in any other scientific experiment or clinical trial relating to valrubicin.

The purchase price payable for the product consists of guaranteed payments, totaling approximately $0.6 million, revenue sharing payments of up to 13.5% of our sales and receipt of license fees and additional payments based on our sales performance. Subject to certain exceptions, Anthra’s indemnification obligations survive for two years after closing and are funded by setoff against the purchase price payable to Anthra under the agreement.

Plantex

On May 17, 2006, we entered into a supply agreement with Plantex USA Inc. whereby Plantex would supply us with the active pharmaceutical ingredient N-Trifluroacetyl-adriamycin-14 valerate, otherwise known as Valrubicin (“API”), in connection with our anticipated launch of the product Valstar for the treatment of bladder cancer. Under the Agreement, we will only source API from Plantex in connection with the development, manufacture or sale of, and securing regulatory approval for, Valstar in the United States, its territories and possessions, and Canada (the “Territory”). Subject to certain minimum purchase requirements by us, Plantex will manufacture and supply all of our requirements for API for commercial sale of Valstar in the Territory. We are obligated to use commercially reasonable efforts to obtain regulatory approval in the Territory to manufacture the finished product. Plantex will also be required to obtain and maintain all regulatory approvals necessary for its manufacturing obligations under the Agreement. It is intended that API supplied by Plantex will be shipped to another manufacturer for manufacturing, packaging and labeling of the finished product.

The Agreement will expire ten years after the date of the first commercial sale of Valstar by or on our behalf to an independent third party in the Territory. The Agreement will automatically renew for successive two year periods unless either party provides the other with written notice of its intention not to extend the term of the Agreement at least twelve months before the expiration of the initial term or any renewal term. In addition, the Agreement is subject to termination if: (i) a party commits a breach that has not been cured within thirty days of the notice in the case of a payment default or within ninety days notice in all other cases; (ii) the parties mutually agree to terminate the Agreement; (iii) a party is unable to fully perform its obligations as a result of a force majeure event; (iv) a party becomes involved in bankruptcy proceedings, or if, after receiving written notice; or (v) we fail to obtain regulatory approval of supplementary chemistry, manufacturing and control filings necessary for the launch of Valstar prior to June 30, 2007. Under the terms of the agreement, beginning in the calendar year following the year in which we receive regulatory approval for Valstar in the United States, we will be required to purchase a minimum of $1,000,000 of Valrubicin each calendar year until the agreement expires.

Spepharm Holding B.V.

On July 17, 2006, we entered into an Investment and Shareholders’ Agreement in which we received a 19.9% ownership interest in a newly created Dutch company called Spepharm Holding B.V, or Spepharm, for a nominal amount of approximately EUR 3,675 (approximately $4,500) and product distribution rights. The other investors in Spepharm include TVM Life Science Ventures VI L.P., TVM Life Science Ventures VI GmbH & Co. KG, Life Sciences Opportunities Fund (Institutional) II, L.P., Life Sciences Opportunities Fund II, L.P. , ARCADE SARL, and Jean-François Labbé, or, collectively, the Investors. The shareholders’ agreement provides a provision for two subsequent capital increases if additional funding is required by Spepharm. Upon the request and approval of the subsequent capital increase, we will have the option to purchase at a nominal value, 19.9% of the entire new shares being offered in the capital increase, thus giving us the option to keep our 19.9% ownership interest in Spepharm. Spepharm and its European specialty pharmaceutical group of companies are focusing on becoming one of the leading suppliers of specialty urology and endocrinology products to the European market place.

In addition to the 19.9% ownership in Spepharm, we entered into a License and Distribution Agreement with Spepharm. Under the terms of the distribution agreement, we will give Spepharm the exclusive licensing and distribution rights to our products under the trademark Vantas and Supprelin-LA , which are referred to in the distribution agreement as the Products, in the European Union as well as Norway and Switzerland for a period of ten years. We will supply Spepharm with the Products on an exclusive basis in the territory prior to regulatory approval and following receipt of regulatory approval, for distribution and sale in the territory for the use in each indication, as that term is defined in the distribution agreement. Under the terms of the distribution agreement, we will assign to Spepharm all marketing approval applications and any regulatory approval held by us with respect to the Products. Spepharm, at its own expense will be required to use commercially reasonable efforts to apply for and maintain regulatory approval for each Product in each country of the territory for use in each indication. In connection with obtaining regulatory approval for the Products, we will be required to supply Spepharm with all data and information in its possession or control as is necessary for that purpose. We will also grant Spepharm an exclusive license to use the trademarks owned by us, including all trademarks and trade names approved by us, in connection with the marketing, distribution and sale of each Product in the territory for each indication. we will give Spepharm the non-exclusive right, but not the obligation, to conduct Phase IV clinical trials relating to the use of the Products in each indication in each country of the territory, but only with Valera’s prior written consent. Spepharm will grant us the right to use Spepharm’s trademarks on labeling of the Products. We will have the sole right and responsibility to manufacture, assemble, package and label the Products and will be required to supply the Products in quantities sufficient to meet Spepharm’s forecast. For a period of five years from the date of the distribution agreement, Spepharm will be prohibited from directly or indirectly developing, marketing, distributing or selling in any country in the territory any Products, any products similar to or competitive with any Product, or any products that are used in any Indication. Spepharm will pay us for our supply and Spepharm’s distribution of the Products under the distribution agreement an aggregate amount equal to forty percent (40%) of Net Sales, which is referred to in the distribution agreement as the Royalty Amount, based on an established transfer price. In addition, within thirty (30) days following the end of each calendar quarter, Spepharm will pay us an amount equal to the difference between (a) the aggregate Royalty Amount for such calendar quarter minus (b) the aggregate transfer prices paid by Spepharm during such calendar quarter. In addition, according to the terms of the distribution agreement, Spepharm will be required to achieve certain Minimum Net Sales, as defined in the distribution agreement. If Spepharm fails to achieve the Minimum Net Sales in a given calendar year with respect to a Product, then Spepharm will pay us an amount equal to (i) the difference between Minimum Net Sales for such Product for such calendar year minus the actual amount of Net Sales of the Product for such calendar year multiplied by (ii) forty percent (40%), less the amount of the aggregate transfer prices paid by Spepharm during such calendar year to the extent such transfer prices have not been taken into account for the purposes of determining the Royalty Payment. Spepharm may notify us no later than forty-five (45) days after the completion of the calendar year that it will not pay the amounts required by the Minimum Net Sales provision for the just completed calendar year, in which case, Spepharm shall be relieved from its obligation to pay the amount required. In such event, we will have the right either (i) to convert all of the exclusive rights granted to Spepharm in the distribution agreement with respect to such Product into non-exclusive rights effective as of the date of Spepharm’s notice to us or such later date as we may specify or (ii) to terminate the distribution agreement with respect to such Product effective as of the date of Spepharm’s notice to us or such later date as we may specify. If Spepharm does not send a notice permitted by the distribution agreement or does so after the period specified in the distribution agreement, Spepharm will not be relieved of its obligations under the distribution agreement and failure to pay such obligation will be considered a Material Breach, as defined in the distribution agreement.

In accordance with the shareholders’ agreement, David S. Tierney, M.D., our President and Chief Executive Officer and Mr. James Gale, our chairman of the board of directors, will be appointed as members of Spepharm’s initial supervisory board. LSOFI and LOSF are funds managed by, and affiliates of, Sanders Morris Harris, Inc. , whose affiliates own approximately 37% of the outstanding common stock of our Company. Mr. Gale is a Managing Director of SMH and the investment manager of such funds that hold shares of our Company and has sole voting and dispositive power over such shares. SMH and TVM Capital, the manager of TVM LP and TVM KG, have committed approximately EUR 20,000,000 to the Spepharm venture.

Poly-Med

In connection with the Revised Research and Development Proposal dated April 27, 2005, between us and Poly-Med, Inc. and the Advanced Development and Pilot Production Outline issued by us and Poly-Med on March 24, 2006 and revised on April 10, 2006, relating to the development of an biodegradable endoureteral stent, on December 4, 2006, we entered into a Letter Agreement with Poly-Med, pursuant to which we agreed to engage in exclusive negotiations to enter into a license and supply agreement providing us with an exclusive license to use and sell the endoureteral stent in exchange for certain royalty payments. The license and supply agreement will also set forth the terms under which Poly-Med will manufacture and supply us with the endoureteral stent. The exclusivity period contemplated by the letter agreement expires June 30, 2007.

Indevus Pharmaceuticals, Inc.

In December 2006, we entered into a merger agreement with Indevus Pharmaceuticals pursuant to which Indevus will acquire us in a tax-free stock-for-stock merger transaction. Pursuant to the Merger Agreement, upon the closing of the merger, each outstanding share of our common stock (other than shares held by us or Indevus or any stockholders who properly exercise dissenters’ rights under Delaware law), will automatically be converted into the right to receive a number of shares of Indevus common stock equal to $7.75 divided by the volume weighted average of the closing prices of Indevus common stock during the 25 trading days ending on the fifth trading day prior to the date of our stockholders’ meeting to consider the merger, or the Indevus Common Stock Value. The exchange ratio is subject to a collar such that if the Indevus Common Stock Value falls outside of the collar the exchange ratio will become fixed. If the Indevus Common Stock Value is greater than $8.05, then the exchange ratio will be 0.9626, and if it is less than $6.59, then the exchange ratio will be 1.1766. Cash will be paid in lieu of fractional shares.

In addition, each share of our common stock will be converted into three contingent stock rights, or CSRs, relating to three of our product candidates. One CSR will be convertible into $1.00 of Indevus common stock upon FDA approval of Supprelin-LA, provided sufficient quantities of Supprelin-LA are then available, one CSR will be convertible into $1.00 of Indevus common stock upon FDA approval of our biodegradable ureteral stent and one CSR will be convertible into $1.50 of Indevus common stock upon FDA approval of our octreotide implant. The amount of Indevus common stock into which the CSRs will convert will be determined by a formula based on the average stock price of Indevus prior to achievement of the applicable milestones. The CSRs will convert into Indevus common stock only if the applicable milestones are achieved within three years of the closing of the merger in the case of Supprelin-LA and within five years of the closing of the merger in the case of our biodegradable ureteral stent and our octreotide implant.

In connection with the merger transaction, certain affiliated funds of Sanders Morris Harris, our largest shareholder, and one other large shareholder of ours, entered into voting agreements with Indevus in which they have agreed to vote shares representing approximately 41% of our outstanding shares of common stock in favor of the merger. The merger has been approved by our board of directors, as well as Indevus’ board of directors. We anticipate the merger will close at the end of April 2007. The merger is subject to certain customary closing conditions, including the approval of our stockholders and the approval of Indevus’ stockholders.

Upon completion of the merger transaction and subject to the approval of the Indevus board of directors, James C. Gale, chairman of our board of directors and chief investment officer of the Corporate Opportunities Funds and Life Sciences Opportunities Fund, affiliates of Sanders Morris Harris, is expected to join the Indevus board of directors. Sanders Morris Harris is currently the largest shareholder of our Company. Additionally, Dr. David Tierney, our President and Chief Executive Officer, will provide consulting services during a transition period after the completion of the merger transaction. Our facility in Cranbury, New Jersey, which contains significant manufacturing operations and research and development capabilities, will be maintained and become an integral part of Indevus’ operations.

Separately, in December 2006, we entered into a co-promotion agreement with Indevus pursuant to which Indevus’ sales force will co-promote Vantas in the United States. Under the terms of the agreement, we are required to make royalty payments to Indevus of 13.5% on sales of Vantas up to a specified unit level, which will increase to 30% for sales above the specified level. Indevus will also receive royalties of 35% for sales of Vantas to specified specialty pharmacy accounts. Additionally, the co-promotion agreement provides us with the option to elect to enter into negotiations with Indevus to grant Indevus a co-exclusive right to co-promote Supprelin-LA. The co-promotion began in January 2007.

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

In particular, we compete against the following LHRH agonist products for the palliative treatment of advanced prostate cancer: TAP Pharmaceutical Products’ Lupron and Sanofi-Aventis’ Eligard, both multiple injection formulations that deliver leuprolide; Watson Pharmaceuticals’ Trelstar that delivers triptorelin; AstraZeneca’s Zoladex, a biodegradable rod that delivers goserelin for up to three months; and Bayer Pharmaceuticals’ Viadur, a rigid metal implant that releases leuprolide over a 12-month period. With respect to our Supprelin-LA product in late-stage development for the treatment of CPP, our competitor is TAP Pharmaceutical Products’ Lupron Depot-PED and with regard to VP003, our octreotide implant for acromegaly, our competitors include Novartis’ Sandostatin injections and Sandostatin LAR Depots and Pfizer’s Somavert. We believe that our implantable products represent a more comfortable and convenient alternative to competing products because it eliminates the requirement of multiple physician visits and repeated injections, and is smaller, softer and more flexible than other implants.

Regulatory Matters

General

The production, distribution and marketing of products employing our technology, and our research and development activities, are subject to extensive governmental regulation in the United States and in other countries. In the United States, our product candidates are regulated as drugs, and are subject to the Federal Food, Drug and Cosmetic Act, the Public Health Service Act and the regulations promulgated under these statutes, as well as to other federal, state and local statutes and regulations. These laws govern the clinical and non-clinical testing, manufacture, safety, effectiveness, approval, labeling, distribution, import, export, storage, record keeping, reporting, advertising and promotion of our products. Product development and approval within this regulatory framework, if successful, will take many years and involve the expenditure of substantial resources. Violation of regulatory requirements at any stage may result in various adverse consequences, including FDA’s delay in approving or refusal to approve a product. Violations of regulatory requirements also may result in enforcement actions including withdrawal of approval, labeling restrictions, seizure of products, fines, injunctions and civil or criminal penalties.

Research, Development and Product Approval Process

The research, development and approval process in the United States is intensive and rigorous, and generally takes many years. The typical process required by the FDA before a therapeutic drug may be marketed in the United States includes:

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

In the United States, clinical trial programs in humans generally follow a three-phase process:

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

United States law requires that studies conducted to support approval for product marketing be “adequate and well controlled.” In general, this means that either a placebo or a product already approved for the treatment of the disease or condition under study must be used as a reference control. Studies must also be conducted in compliance with the FDA’s good clinical practice regulations.

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

During the course of, and following the completion of clinical trials, the data are analyzed to determine whether the trials successfully demonstrated safety and effectiveness and whether a product approval application may be submitted. In the United States, if the product is regulated as a drug, a new drug application must be submitted and approved before commercial marketing may begin. The FDA Center for Drug Evaluation and Research, known as CDER, has responsibility for the review and approval of drugs. The new drug application must include a substantial amount of data and other information concerning the safety and effectiveness of the compound from laboratory, animal and clinical testing, as well as data and information on manufacturing, product stability and proposed product labeling.

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

Under the Prescription Drug User Fee Act, the FDA receives fees for reviewing a new drug application and supplements thereto, as well as annual fees for both commercial manufacturing establishments and approved products. These fees can be significant. The new drug application review fee alone can exceed $0.9 million, although certain deferrals, waivers and reductions may be available.

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

Other United States Regulatory Requirements

In the United States, the research, manufacturing, distribution, sale and promotion of drugs may also be subject to regulation by various federal, state and local authorities including the Centers for Medicare and Medicaid Services (formerly the Health Care Financing Administration), the United States Department of Health and Human Services and state and local governments. For example, sales, marketing and scientific and educational grant programs must comply with the Medicare-Medicaid Anti-Fraud and Abuse Act, and False Claims Act and similar state laws. Pricing and rebate programs must comply with the Medicaid rebate requirements of the Omnibus Budget Reconciliation Act of 1990. If products are made available to authorized users of the Federal Supply Schedule of the General Services Administration, additional laws and requirements apply. All of these activities are also potentially subject to federal and state consumer protection and unfair competition laws.

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

European Union Regulatory Requirements

Our ability to market our products outside the United States will be contingent upon receiving marketing authorizations from the appropriate regulatory authorities and compliance with applicable post-approval regulatory requirements. Although the specific requirements and restrictions vary from country to country, as a general matter, foreign regulatory systems include risks similar to those associated with FDA regulation, described above.

Under the European Union regulatory systems, marketing authorizations may be submitted either under a centralized or decentralized procedure. Under the centralized procedure, a single application to the European Medicines Agency, known as the EMEA, leads to an approval granted by the European Commission which permits the marketing of the product throughout the European Union. We assume that the centralized procedure will apply to our products that are developed by means of a biotechnology process. The decentralized procedure provides for mutual recognition of nationally approved decisions and is used for products that do not qualify under the centralized procedure. Under the decentralized procedure, the holders of a national marketing authorization may submit further applications to the competent authorities of the remaining member states, which will then be requested to recognize the original authorization based upon an assessment report prepared by the original authorizing competent authority. The recognition process should take no longer than 90 days, but if one member state makes an objection, which under the legislation can only be based on a possible risk to human health, we have the option to withdraw the application from that country or take the application to arbitration by the Committee for Proprietary Medicinal Products, known as CPMP, of the EMEA. If a referral for arbitration is made, the procedure is suspended, and in the intervening time, the only European Union country in which the product can be marketed will be the country where the original authorization has been granted, even if all the other designated countries are ready to recognize the product. The opinion of the CPMP, which is binding, could support or reject the objection or alternatively could reach a compromise position acceptable to all European Union countries concerned. Arbitration can be avoided if the application is withdrawn in the objecting country, but once the application has been referred to arbitration, it cannot be withdrawn. The arbitration procedure may take an additional year before a final decision is reached and may require the delivery of additional data.

As with FDA approval, we may not be able to secure regulatory approvals in certain European countries in a timely manner, if at all. Additionally, as in the United States, post-approval regulatory requirements, such as those regarding product manufacturers, marketing or distribution, would apply to any product that is approved in Europe, and failure to comply with such obligations could have a material adverse effect on our ability to successfully commercialize any product.

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

We received regulatory approval to commercialize Vantas in Denmark in November 2005. In July 2006, we submitted an application for regulatory approval for Vantas in Germany, Ireland, Italy, Spain and the United Kingdom. We have completed the primary stage of the Mutual Recognition Procedure (MRP) process which concluded with a non-approvable status and referral to the Co-ordination Group for Mutual Recognition and Decentralized Procedure-Human, CMD(h). The CMD(h) arbitration failed to reach a consensus on approval and the procedure has been further referred to the Committee for Medicinal Products for Human Use (CHMP) at the European Agency for the Evaluation of Medicinal Products (EMEA). This final CHMP arbitration process will include all twenty-seven countries in the European Union where a majority rule will apply.

Other Foreign Regulatory Requirements

We and our collaborative partners are subject to widely varying foreign regulations, which may be quite different from those of the FDA, governing clinical trials, product registration and approval and pharmaceutical sales. Whether or not FDA approval has been obtained, we must obtain a separate approval for a product by the comparable regulatory authorities of foreign countries prior to the commencement of product marketing in these countries. In certain countries, regulatory authorities also establish pricing and reimbursement criteria. The approval process varies from country to country, and the time may be longer or shorter than that required for FDA approval. In addition, under current United States law, there are significant restrictions on the export of products not approved by the FDA, depending on the country involved and the status of the product in that country.

Employees

As of December 31, 2006, we had 101 full-time employees, consisting of 37 individuals in sales and marketing, 20 individuals in manufacturing and distribution, 14 individuals in quality assurance and quality control, 16 individuals in research and development, and 14 individuals in management and administration. From time to time, we also employ independent contractors or consultants to support our clinical and regulatory efforts. None of our employees are represented by a collective bargaining unit and we have never experienced a work stoppage. We believe that our relations with our employees are good.

Available Information

Valera Pharmaceuticals files annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission (the “SEC”). You may read and copy any document we file with the SEC at the SEC’s public reference room at 100 F Street, NE, Washington, DC 20549. Please call the SEC at 1-800-SEC-0330 for information on the public reference room. The SEC maintains an internet site that contains annual, quarterly and current reports, proxy and information statements and other information that issuers (including Valera Pharmaceuticals) file electronically with the SEC. Valera Pharmaceuticals electronic SEC filings are available to the public at the SEC’s internet site, www.sec.gov.

Valera Pharmaceuticals’ internet site is www.valerapharma.com. You can access Valera Pharmaceuticals’ Investor Relations webpage through our internet site, by clicking on the “Corporate Information” link to the heading “Investors.” You can also access our Investor Relations webpage directly at www.valerapharma.com/investors.asp. Valera Pharmaceuticals makes available free of charge, on or through our Investor Relations webpage, its proxy statements, Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to those reports filed or furnished pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC. Valera Pharmaceuticals also makes available, through our Investor Relations webpage, via a link to the SEC’s internet site, statements of beneficial ownership of Valera Pharmaceuticals’ equity securities filed by its directors, officers, 10% or greater shareholders and others under Section 16 of the Exchange Act.

Valera Pharmaceuticals has a webpage with its Corporate Code of Business Conduct and Ethics and certain Corporate Governance information. You can access this information on Valera Pharmaceuticals’ webpage through our internet site, by clicking on the “Corporate Information” link to the heading “Investors.” You can also access our Investor Relations webpage directly at www.valerapharma.com/investors.asp. We will post any amendments to the Code of Business Conduct and Ethics, and any waivers that are required to be disclosed by the rules of either the SEC or The NASDAQ Global Market, on our internet site.

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

In addition, you should carefully consider the risk factors relating to the proposed merger between us and Indevus that are described in the Joint Proxy Statement/Prospectus filed by Indevus Pharmaceuticals with the SEC on January 29, 2007.

Risks Related to Our Business

We are largely dependent on the success of Vantas, our first product to be approved for commercial sale by the FDA, and we cannot be certain that we will be able to successfully expand the commercialization of Vantas.

We have invested and will invest a significant portion of our time and resources in the commercialization of Vantas, which was approved for commercial use by the FDA in October 2004. The commercial success of Vantas is dependent on many factors, including building and maintaining a focused sales force, effectively managing our co-promotion relationship with Indevus Pharmaceuticals, generating commercial sales, gaining acceptance of Vantas by patients and the medical community, and obtaining reimbursement from third party payors. All of our net product sales to date have been generated solely from sales of Vantas. Until our product candidates are approved for commercial use, our most significant source of revenue will be sales of Vantas. If we are unable to successfully expand the commercialization of Vantas, we may be required to cease or reduce our commercial and manufacturing operations.

We have a history of operating losses and may not achieve or sustain profitability.

The extent of our future operating losses or profits is highly uncertain, and we may not achieve or sustain profitability. Our product development and clinical activities will require significant continuing expenditures. Vantas is our only product that has been approved for commercial use by the FDA and that may generate any significant revenues. From our inception through December 31, 2006 we have incurred annual operating losses, and as of December 31, 2006, we had an accumulated deficit of approximately $53.6 million. The majority of the deficit is attributable to research and development expenditures of $33.2 million, primarily for Vantas and Supprelin-LA. We may incur additional operating losses, as we continue our product development and clinical research, and acquire or in-license other pharmaceutical products. Although we expect our net product sales, together with borrowings under our line of credit and the proceeds from our initial public offering, to fund these expenses, we may not generate sufficient revenue from sales of Vantas to meet all of our expenses.

We are dependent on single suppliers for certain services and raw materials, including histrelin, that are necessary for the manufacture of our products. If any of these suppliers fail or are unable to perform in a timely and satisfactory manner, we may be unable to manufacture Vantas or some of our product candidates, which could delay sales of Vantas and hinder research and development of our product candidates.

We currently rely on single suppliers for histrelin, the active ingredient in Vantas and Supprelin-LA, for valrubicin, the active ingredient in Valstar, for our implantation devices and for sterilization services for our implants, including Vantas. We currently have no written agreements with certain of these suppliers. Although we have identified alternate sources for certain raw materials and services, these raw materials and services may not be immediately available to us. Further, even if these alternative raw materials are immediately available, they must first meet our internal specifications. Consequently, if any of our suppliers are unable or unwilling to supply us with these raw materials in sufficient quantities with the correct specifications, or provide services on commercially acceptable terms, we may not be able to manufacture Vantas or our product candidates in a timely manner or at all, which could delay the production or sale of Vantas and hinder the research and development of some of our product candidates. Our inability to obtain these raw materials and services for the manufacture of our implants may force us to cease or reduce operations.

We have previously experienced disruptions in our manufacturing of Vantas due to issues caused by our supply of histrelin, the active ingredient in Vantas, including a manufacturing disruption during the second and third quarters of 2005 that caused a material decrease in our sales for the third quarter of 2005 and may have an adverse impact on our sales of Vantas in the future and may have resulted in fewer re-implantations in 2006. Further interruptions in our manufacturing process for Vantas or our product candidates may have an adverse impact on our sales of Vantas and the development of our product candidates in the future.

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

The interruption in our supply of Vantas in the second and third quarters of 2005 may have an adverse effect on our ability to sell Vantas in the future. In fact, sales of Vantas were lower in the third quarter of 2006 as compared to the other quarters of 2006, in part because of the disruption experienced in 2005 and the resulting lack of implanted patients that returned for a re-implant in 2006. The lack of supply during that period may continue to have an adverse impact on our future sales because physicians may have elected to use alternative treatments during this time frame or may, as a result of this interruption, permanently switch to another product. Additionally, in the future, we may experience other disruptions in our manufacturing process for Vantas or our product candidates. Any disruptions we may experience may adversely impact sales of Vantas or the development of our product candidates.

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

Vantas is currently eligible for insurance reimbursement coverage. Sales of Vantas in the first half of 2005 were supported, in part, by favorable Medicare reimbursement rates, which decreased at the beginning of the third quarter of 2005. The favorable reimbursement rates we experienced in the first half of 2005 were due to the fact that Vantas was a new product that did not yet have an established average selling price, or ASP. As a result, Vantas was reimbursed at wholesale acquisition price, which is typically higher than ASP. Vantas received an established ASP effective July 2005, which has resulted in declining reimbursement rates for Vantas.

We expect future Medicare reimbursement levels to continue to decline, which will have an adverse effect on our net product sales. Reimbursement levels are currently set by the twenty three Medicare carriers in the United States which, in the aggregate, cover all fifty states. Certain Medicare carriers have a policy which sets the reimbursement rate for Vantas based on our ASP. Other Medicare carriers have a policy that applies the least costly alternative, or LCA, methodology to Vantas. LCA is a payment methodology that allows Medicare carriers to pay the same reimbursement for drugs that have been determined by Medicare to be “medically equivalent.” Vantas is currently the least costly alternative in the class of LHRH drugs. Further, certain Medicare carriers have a policy which segregates twelve-month products from all other dosages, including one, three, four and six month injectable products, and reimburses at different rates for these two groups of products, or a split policy. Finally, there are some Medicare carriers which state they have a policy which reimburses on an ASP or LCA methodology, but which we believe make payments based upon a split policy.

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

In both the United States and certain foreign jurisdictions, there have been a number of legislative and regulatory proposals in recent years to change the healthcare system in ways that could impact our ability to profitably sell Vantas and any other products that we develop. These proposals include prescription drug benefit proposals for Medicare beneficiaries and measures that would limit or prohibit payments for certain medical treatments or subject the pricing of drugs to government control. Legislation creating a prescription drug benefit and making certain changes in Medicaid reimbursement has been enacted by Congress and signed by the President. Additionally, Medicare regulations implementing the prescription drug benefit became effective as of January 1, 2006. These and other regulatory and legislative changes or proposals may affect our ability to raise capital, obtain additional collaborators and market Vantas and any other products that we may develop. In addition, in many foreign countries, particularly Canada and the countries of the European Union, the pricing of prescription drugs is subject to government control. If our products are or become subject to government regulation that limits or prohibits payment for our products, or that subject the price of our products to governmental control, our ability to sell Vantas and other products we develop in commercially acceptable quantities at profitable prices may be harmed.

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

We may not be able to manufacture the Valstar® (valrubicin) product or realize a return on our investment in this product candidate.

We have acquired from Anthra Pharmaceuticals, Inc. certain assets associated with its valrubicin product for the treatment of bladder cancer, including the NDA filed with the FDA and the right to sell the product in the United States and Canada. This product was withdrawn from the market in 2002 due to a manufacturing problem. We may not realize a return on our investment in such assets due to risks related to the lack of intellectual property protection and potential manufacturing difficulties. Even though the FDA has agreed to our reintroduction plan, there is no assurance that the FDA will ultimately approve the re-launch of Valstar or we will be able to successfully implement the re-introduction plan. Further, we will not have exclusive rights with respect to the sale of the valrubicin product, because the product is not covered by any patents or orphan drug exclusivity. As a result, competitors may compete with us by, among other things, introducing a generic version of the product or a similar product that contains the active ingredient, valrubicin.

Although we believe that we have identified the cause of the previous manufacturing problem and that we will be able to correct it, there can be no assurance that we will be able to correct the problem or that there will not be manufacturing problems in the future. Even if we establish an acceptable manufacturing protocol, our third-party manufacturers may be unable to manufacture the product in sufficient quantities with the correct specifications or in compliance with cGMP or other applicable regulatory requirements. As a result of these risks, we may be unable to realize a return on our investment in this product.

We have limited sales, marketing and distribution experience and may be unable to successfully commercialize our products.

We have limited experience in marketing, selling, and distributing our products in the United States and abroad. To achieve commercial success, we must build on our current marketing and sales force or contract with other parties, including collaborators, to perform these services for us. In fact, in December 2006 we entered into a co-promotion agreement with Indevus Pharmaceuticals under which Indevus will co-promote Vantas in the United States. Any revenues that we may receive from this co-promotion or other arrangements will depend on the efforts of Indevus Pharmaceuticals or other third parties which may not be successful and are only partially within our control. We will be competing with companies that have experienced and well-funded marketing and sales operations. Many of our competitors have been marketing their products for many years longer than we have been marketing Vantas. The failure to adequately sell and distribute Vantas or our product candidates, if approved, could impair our net product sales, cash flows from operations and our cash position.

We may not be able to obtain additional capital that may be necessary for growth and market penetration or to continue our operations.

We believe that the net proceeds we received from our initial public offering, together with cash generated from future sales of Vantas, and our line of credit will be sufficient to meet our projected operating requirements for at least the next 12 months. However, we may need to raise additional funds through public or private debt or equity financings in order to acquire new products or product candidates, significantly expand our sales and marketing capabilities, expand our manufacturing capacity, develop product candidates, obtain FDA approval of our product candidates and continue our commercial growth. Any additional equity financings may be on terms that are dilutive or potentially dilutive to our stockholders. Any debt financing we enter into may involve incurring significant interest expense and include covenants that restrict our operations. If we raise additional funds through collaborations and licensing arrangements, it may be necessary to relinquish some rights to our technologies, product candidates or products, or grant licenses on terms that are not favorable to us. Our ability to raise additional funds will depend on financial, economic and market conditions and other factors, many of which are beyond our control. We may not be able to obtain financing on terms acceptable to us or at all. If financing is insufficient or unavailable, we will have to modify our growth and marketing strategies and scale back operations by delaying, reducing the scope of, or eliminating one or more of our planned development, commercialization or expansion activities. This may negatively affect our ability to expand our commercialization of Vantas and develop and bring new products to market, which could have a material adverse effect on our business, financial condition and results of operations.

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

•

payments required under our current and any future license agreements and collaborations; for example, we are required to make certain royalty and co-promotion payments, which are tied to sales of Vantas;

•	costs, timing and outcome of regulatory reviews;

•	costs of obtaining, maintaining and defending patents on proprietary technology; and

•	costs of increased general and administrative expenses.

As of December 31, 2006, the cumulative amount of royalty expense incurred by us as a result of sales of Vantas was approximately $2.5 million.

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

We have a small number of employees and are dependent on certain executive officers and scientific personnel, including David S. Tierney, M.D., our President and Chief Executive Officer, Petr F. Kuzma, Vice President of Research and Development, Matthew L. Rue, III, Vice President of Marketing and Commercial Development, and Kevin Pelin, Vice President of Manufacturing Operations. The loss of the services of any member of our senior management, scientific or technical staff may significantly delay or prevent the achievement of drug development and other business objectives, and could have a material adverse effect on our business, financial condition and results of operations. We may not be able to recruit and retain qualified personnel in the future due to intense competition for personnel among pharmaceutical businesses, and our failure to do so could delay or curtail our product development efforts, impair our ability to execute our business strategy and adversely affect us. We have not purchased any key man life insurance for any of our employees.

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

In particular, we compete against the following LHRH agonist products for the palliative treatment of advanced prostate cancer: TAP Pharmaceutical Products’ Lupron and Sanofi-Aventis’ Eligard, both multiple injection formulations that deliver leuprolide; Watson Pharmaceuticals’ Trelstar, a multiple injection formulation that delivers triptorelin; AstraZeneca’s Zoladex, a biodegradable rod that delivers goserelin for up to three months; and Bayer Pharmaceuticals’ Viadur, a rigid metal implant that releases leuprolide over a 12-month period. With respect to our Supprelin-LA product in late-stage development for the treatment of CPP, our competitor is TAP Pharmaceutical Products’ Lupron Depot-PED and with regard to VP003, our octreotide implant for acromegaly, our competitors include Novartis’ Sandostatin injections and Sandostatin LAR Depots and Pfizer’s Somavert.

Many of our competitors have substantially greater financial and other resources, larger research and development staffs and more experience developing products, obtaining FDA and other regulatory approvals and manufacturing and marketing products. In addition, many of our competitors devote significant resources to challenging the marketing policies of other developers of pharmaceutical products. Consequently, competition for the development and marketing of urological and endocrine pharmaceutical products is intense and is expected to increase. For example, in the past we have received communications from Bayer Pharmaceuticals regarding our sales and marketing techniques for Vantas. Our practice has been to review these communications with counsel to determine whether any remedial or corrective action needs to be made. These communications have not resulted in any notice of violations or other action by any government authority or agency.

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

The active compound in Vantas and each of our product candidates has been approved by the FDA for the treatment of the conditions, diseases and disorders that we are seeking to treat. Each of these compounds, as well as the implant itself and other delivery methods, is associated with certain side effects. Although we have not experienced any difficulties with the side effects profile of Vantas, the implant or our product candidates to date, the side effects of the approved drugs in our product candidates may be acceptable when a drug is used in its approved dosage to achieve a therapeutic benefit for its currently approved indications, but the side effect risk compared to the therapeutic benefit may not be acceptable when used for the intended indications for the product candidate. Side effects of the approved drugs, the implant or the combination of these elements, could prevent successful development and commercialization of some or all of our product candidates.

Further, the development of a product candidate could be adversely affected by safety or efficacy issues that subsequently arise regarding use of the approved drug, similar drugs or the implant or other delivery methods. We could be forced to abandon a product candidate or an approved product, such as Vantas, due to adverse side effects from long-term or other use of the implant or other delivery methods or the active pharmaceutical ingredients in the product candidate or product.

Risks Related to Clinical Trials and Other Regulatory Matters

If our clinical trials are unsuccessful or significantly delayed, or if we do not complete our clinical trials, we may not be able to commercialize our product candidates.

We must provide the FDA and similar foreign regulatory authorities with pre-clinical and clinical data to demonstrate that our product candidates are safe and effective for each indication before they can be approved for commercialization. The pre-clinical testing and clinical trials of any product candidates that we develop must comply with the regulations of numerous federal, state and local government authorities in the United States, principally the FDA, and by similar agencies in other countries. Clinical development is a long, expensive and uncertain process and is subject to delays. We may encounter delays or rejections for various reasons, including our inability to enroll enough patients to complete our clinical trials.

We have various products at various stages of development. It may take several years to complete the testing of a product candidate, and failure can occur at any stage of development, for many reasons, including:

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

Government regulation substantially increases the cost of researching, developing, manufacturing and selling pharmaceutical products. The regulatory review and approval process, which includes pre-clinical testing and clinical trials of each product candidate, is lengthy, expensive and uncertain. We must obtain regulatory approval for each product we intend to market, and the manufacturing facilities used for the products must be inspected and meet legal requirements. Securing regulatory approval requires the submission of extensive pre-clinical and clinical data and other supporting information for each proposed therapeutic indication in order to establish the product’s safety, efficacy, potency and purity for each intended use. Moreover, approval policies or regulations may change. We will not be able to commercialize our product candidates until we obtain FDA approval in the United States or approval by comparable authorities in other countries. The development and approval process takes many years, requires substantial resources and may never lead to the approval of a product. In October 2004, we received FDA approval for the commercial sale of Vantas in the United States. In November 2005, we received approval to market Vantas in Denmark. In March 2006, we received approval to market Vantas in Canada. Failure to obtain, or delays in obtaining, regulatory approvals may:

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

The regulatory approval process outside the United States varies depending on foreign regulatory requirements, and failure to obtain regulatory approval in foreign jurisdictions would prevent the marketing of our products in those jurisdictions.

We intend to also market our products outside of the United States. For example, we have executed agreements to license Vantas in Canada, Europe, South Africa, Asia and Argentina. To market our products in the European Union and many other foreign jurisdictions, we must obtain separate regulatory approvals and comply with numerous and varying regulatory requirements. Approval of a product by the comparable regulatory authorities of foreign countries must still be obtained prior to manufacturing or marketing that product in those countries. The approval procedure varies among countries and can involve additional testing, and the time required to obtain approval may differ from that required to obtain FDA approval. The foreign regulatory approval process includes all of the risks associated with obtaining FDA approval set forth above, and approval by the FDA does not ensure approval by the regulatory authorities of any other country, nor does the approval by foreign regulatory authorities in one country ensure approval by regulatory authorities in other foreign countries or the FDA. We may not be able to file for regulatory approvals and may not receive necessary approvals to commercialize our products in any foreign market. If we fail to comply with these regulatory requirements or obtain and maintain required approvals, our target market will be reduced and our ability to generate revenue from abroad will be adversely affected.

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

We will be able to protect our proprietary rights from unauthorized use by third parties only to the extent that our proprietary rights are covered by valid and enforceable patents or are effectively maintained as trade secrets. We protect our proprietary position by filing United States and foreign patent applications related to our proprietary technology, inventions and improvements that are important to the development of our business. We may not be able to obtain patent protection for our pending patent applications, those we may file in the future, or those we may license from third parties. Moreover, patents issued or that may be issued or licensed may not be enforceable or valid or may expire prior to the commercialization of our product candidates. The patent position of a pharmaceutical company involves complex legal and factual questions and, therefore, enforceability or validity cannot be predicted with certainty. Patents, if issued, may be challenged, invalidated or circumvented. Thus, any patents that we own or license from third parties may not provide sufficient protection against our competitors. Also, patent rights may not provide us with proprietary protection or competitive advantages against competitors with similar technology. Further, the laws of foreign countries may not protect our intellectual property rights to the same extent as do the laws of the United States.

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

The trading price of the shares of our common stock could be highly volatile in response to various factors, many of which are beyond our control, including:

•	developments concerning Vantas or any of our product candidates;

•	announcements of technological innovations by us or our competitors;

•	new products introduced or announced by us or our competitors;

•	changes in reimbursement levels;

•	changes in financial estimates by securities analysts;

•	actual or anticipated variations in operating results;

•	expiration or termination of licenses, research contracts or other collaboration agreements;

•	conditions or trends in the regulatory climate and the biotechnology and pharmaceutical industries;

•	intellectual property, product liability or other litigation against us;

•	our failure to consummate the proposed merger with Indevus Pharmaceuticals;

•	changes in the market valuations of similar companies; and

•	sales of shares of our common stock, particularly sales by our officers, directors and significant stockholders.

In addition, equity markets in general, and the market for biotechnology and life sciences companies in particular, have experienced substantial price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of companies traded in those markets. In addition, changes in economic conditions in the United States, Europe or globally, could impact upon our ability to grow profitably. Adverse economic changes are outside our control and may result in material adverse impacts on our business or results. These broad market and industry factors may materially affect the market price of the shares, regardless of our development and operating performance. In the past, following periods of volatility in the market price of a company’s securities, securities class-action litigation has often been instituted against that company. Such litigation, if instituted against us could cause us to incur substantial costs and divert management’s attention and resources, which could have a material adverse effect on our business, financial condition and results of operations.

The ownership interests of our officers, directors and largest stockholders could conflict with the interests of our other stockholders.

Our directors, executive officers and holders of 5% or more of our outstanding common stock beneficially own approximately 58% of our common stock as of December 31, 2006. As a result, these stockholders, acting together, are able to significantly influence all matters requiring approval by our stockholders, including the election of directors and approval of mergers or other significant corporate transactions. For example, in connection with our proposed merger with Indevus, certain affiliated funds of Sanders Morris Harris, our largest stockholder, and one other large stockholder of ours, entered into voting agreements with Indevus in which they have agreed to vote shares representing approximately 41% of our outstanding shares of common stock in favor of the merger. The interests of this group of stockholders may not always coincide with our interests or the interests of other stockholders.

Our use of our initial public offering proceeds may not yield a favorable return on your investment.

We have used a portion of the net proceeds from our initial public offering to expand our sales and marketing capabilities, fund our research and development activities, expand our manufacturing capabilities, and for general corporate purposes, including the potential acquisition or in-license of additional urological and endocrine products. We have used a portion of the net proceeds from our initial public offering to repay amounts outstanding under our line of credit. In addition, we may use a portion of the net proceeds to acquire businesses, products or technologies that are complementary to our current or future business and product lines. Our management has broad discretion over how these proceeds are used and could spend the proceeds in ways with which you may not agree. We also plan to invest the proceeds from our initial public offering. However, the proceeds may not be invested effectively or in a manner that yields a favorable or any return, and consequently, this could result in financial losses that could have a material adverse effect on our business, cause the price of our common stock to decline and/or delay the development of our product candidates.

Our common stock has been publicly traded for a short time and an active trading market may not be sustained.

Although we are currently listed for trading on The NASDAQ Global Market, an active trading market for our common stock may not be sustained. An inactive market may impair your ability to sell shares of our common stock at the time you wish to sell them or at a price that you consider reasonable. Furthermore, an inactive market may impair our ability to raise capital by selling additional shares and may impair our ability to acquire other businesses, products and technologies by using our shares as consideration.

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

We will also be afforded the protections of Section 203 of the Delaware General Corporation Law, which will prevent us from engaging in a business combination with a person who acquires at least 15% of our common stock for a period of three years from the date such person acquired such common stock, unless board or stockholder approval were obtained. Because our board of directors approved the Indevus merger and the agreements executed in connection with the merger, Section 203 will not apply to the merger if it is approved and becomes effective.

Any delay or prevention of a change of control transaction or changes in our board of directors or management could deter potential acquirers or prevent the completion of a transaction in which our stockholders could receive a substantial premium over the then current market price for their shares.

Future sales of our common stock may depress our stock price.

Persons who were our stockholders prior to the sale of shares in our initial public offering continue to hold a substantial number of shares of our common stock that they will be able to sell in the public market in the near future. Significant portions of these shares are held by a small number of stockholders. Sales by our current stockholders of a substantial number of shares, or the expectation that such sales may occur, could significantly reduce the market price of our common stock. Moreover, the holders of approximately 9,406,271 shares of our common stock as of January 1, 2007, will have rights, subject to certain conditions, to require us to file registration statements to permit the resale of their shares in the public market or to include their shares in registration statements that we may file for ourselves or other stockholders.

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

Our quarterly operating results are difficult to predict and may fluctuate significantly from period to period. For example, as described above, less favorable reimbursement rates of Vantas became effective at the beginning of the third quarter of 2005, as the basis for determining reimbursement rates switched from wholesale acquisition cost to the typically lower ASP. In addition, as described above, we anticipate that the number of states that provide reimbursement for Vantas under the Medicare program using the LCA methodology will increase in future quarters, leading to a decline in our sales price for Vantas. The level of our revenues and results of operations at any given time will be based primarily on the following factors:

•	the effectiveness of our co-promotion relationship with Indevus;

•	success of the commercialization of Vantas and any other product candidates that may be approved;

•	our ability to license our implant technology

•	changes in our ability to obtain FDA approval for our product candidates;

•	results of our clinical trials;

•	timing of new product offerings, acquisitions, licenses or other significant events by us or our competitors;

•	regulatory approvals and legislative changes affecting the products we may offer or those of our competitors;

•	our ability to establish, grow and maintain a productive sales force;

•	demand and pricing of Vantas and other products we may offer;

•	physician and patient acceptance of Vantas and other products we may offer;

•	levels of third-party reimbursement for Vantas and other products we may offer;

•	interruption in the manufacturing or distribution of Vantas and other products we may offer; and

•	the effect of competing technological and market developments.

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

Risks Related to Our Potential Merger with Indevus Pharmaceuticals

The merger is subject to conditions to closing that could result in the merger being delayed or not consummated, which could negatively impact our stock price and future business and operations.

The merger is subject to conditions to closing as set forth in the merger agreement, including obtaining the requisite stockholder approvals of Indevus and us and regulatory approvals of the transaction. If any of the conditions to the merger are not satisfied or, where permissible, not waived, the merger will not be consummated. Failure to consummate the merger could negatively impact our stock price, future business and operations, and financial condition. Any delay in the consummation of the merger or any uncertainty about the consummation of the merger may adversely affect the future businesses, growth, revenue and results of operations of either or both of the companies or the combined company.

Failure to complete the merger could negatively impact the market price of our common stock and the future business and financial results of our Company.

If the merger is not completed for any reason, our ongoing business may be adversely affected and will be subject to a number of risks, including:

•

we might have to pay Indevus a termination fee of $5.0 million, or we might be required to reimburse Indevus for up to $3.0 million of expenses relating to the merger, such as legal, accounting, financial advisory and printing fees;

•	the inability to pursue other beneficial opportunities as a result of the focus of our management on the merger, without realizing any of the anticipated benefits of completing the merger;

•	the market price of our common stock might decline to the extent that the current market price reflects a market assumption that the merger will be completed; and

•	our unreimbursed costs incurred related to the merger, such as legal, accounting, financial advisory and printing fees, must be paid even if the merger is not completed.

If the merger agreement is terminated and our board of directors seeks another merger or business combination, our stockholders cannot be certain that we will be able to find a party willing to pay an equivalent or more attractive price than the price Indevus has agreed to pay in the merger.

We will incur substantial expenses whether or not the merger is completed.

We will incur substantial expenses related to the merger whether or not the merger is completed. These expenses would include legal, accounting, financial advisory and printing fees. As of December 31, 2006, we have incurred approximately $0.8 million related to the merger transaction. Moreover, in the event the merger agreement is terminated, we may, under certain circumstances, be required to pay Indevus a $5.0 million termination fee or reimburse out-of-pocket expenses of up to $3.0 million. Also, should the merger agreement be terminated due to a willful breach of the merger agreement by us, we could owe significant damages to Indevus.

Employee uncertainty related to the merger could harm the combined company resulting from the merger. Current and prospective employees may experience uncertainty about their future as employees of the combined company resulting from the merger until strategies with regard to our current employees are announced or, if the merger fails to be consummated our on-going operations, or executed. This may adversely affect our ability to attract and retain, and may affect the performance during the transition period of, key management, sales, marketing and technical personnel.

Some of our executive officers and directors have conflicts of interest or additional interests that might have influenced them to support and approve the merger.

Our executive officers and directors might have been influenced to support and approve the merger because of arrangements that provide them with interests in the merger that are different from, or in addition to, the interests of our stockholders in the merger, including the following

•	severance benefits to certain of our executive officers pursuant to existing employment agreements;

•	share issuances to our executive officers and directors in consideration of the cancellation of all options to purchase our common stock in connection with the merger;

•

employment agreements expected to be entered into between Indevus and certain of our officers, and, in the case of James C. Gale, the chairman of our board of directors, an expected membership on Indevus’ board of directors;

•	rights to continued director and executive officer indemnification and insurance coverage by Indevus after the merger for acts or omissions occurring before the merger; and

•

registration rights covering the shares of Indevus common stock acquired by SMH (and affiliated entities; James C. Gale, the chairman of our board of directors, is the chief investment officer of those SMH affiliated entities) in connection with the merger for resale under the Securities Act on a Registration Statement on Form S-3 to be filed by Indevus within 30 days following the effective time of the merger.

The merger agreement limits our ability to pursue alternative business combinations.

Certain “no shop” provisions included in the merger agreement make it difficult for us to sell our business to a party other than Indevus. These provisions include the general prohibition on our soliciting any acquisition proposal or offer for a competing transaction, a requirement that we pay a termination fee of $5.0 million if the merger agreement is terminated in specified circumstances and a requirement that we reimburse Indevus’ fees and expenses of up to $3.0 million if the merger agreement is terminated in specified circumstances. These provisions might discourage a third party with an interest in acquiring all of or a significant part of us from considering or proposing an acquisition, including a proposal that might be more advantageous to our stockholders when compared to the terms and conditions of the proposed merger with Indevus. Furthermore, the termination fee may result in a potential competing acquirer proposing to pay a lower per share price to acquire us than it might otherwise have proposed to pay to our stockholders.

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

In May 2005, we began a construction project at our headquarters to increase the size of our manufacturing facility. As of January 2007, construction is substantially complete and the new manufacturing space is being prepared for use. We believe that our current manufacturing facilities, as supplemented by the recently completed manufacturing space will provide sufficient capacity to meet our current needs and support the introduction of new products over the next several years. We are currently investigating the sub-lease of our facilities at 7 Clarke Drive in Cranbury, New Jersey. If we can successfully obtain a subtenant, we will move all of our operations into our existing facilities at 8 Clarke Drive in Cranbury, New Jersey.

Item 3.	Legal Proceedings

We are not subject to any pending or, to our knowledge, threatened material litigation.

Item 4.	Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of our security holders in the fourth quarter of 2006.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is quoted on The NASDAQ Global Market under the symbol “VLRX.” We began trading on The NASDAQ Global Market on February 3, 2006. Prior to that time there had been no market for our common stock. The following table sets forth the high and low sales prices per share for our common stock for the periods indicated, as reported by The NASDAQ Global Market.

Year Ended December 31, 2006:	High	Low
First Quarter (commencing February 3, 2006)	$12.00	$7.75
Second Quarter	$10.40	$7.52
Third Quarter	$8.54	$5.50
Fourth Quarter	$8.42	$4.49

Holders of record

As of February 16, 2007, there were approximately 16 holders of record of our common stock. Because many of such shares are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

Dividends

We have not declared or paid any dividends on our common stock since our inception and do not anticipate paying any dividends on our common stock in the foreseeable future. We currently intend to retain future earnings, if any, to fund the development and expansion of our business and do not anticipate paying cash dividends on our common stock in the foreseeable future. Under our credit agreement with Merrill Lynch Capital, we agreed to not declare or pay any cash dividends. Any future determination to pay dividends will be at the discretion of our board of directors and will depend on our financial condition, results of operations, capital requirements, restrictions contained in future financing instruments and other factors our board of directors deems relevant.

Recent Sales of Unregistered Securities

Since our inception, we have issued the following securities that were not registered under the Securities Act of 1933, as amended, or the Securities Act. The option, share and price numbers below give effect, where applicable to the one-for-six reverse stock split of our common stock, which was completed prior to the closing of our initial public offering:

Since our inception until our initial public offering, we issued an aggregate of 1,667,082 shares of common stock, par value $0.001 per share, of which 1,666,666 shares were issued to MXL Industries in June 2000 as a result of our spinout from GP Strategies Corporation and 417 shares were issued in October 2005 and 250 shares were issued in February 2006 as a result of the exercise of options.

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

Stock Option Grants.

The following stock option grants were issued prior to the filing of a registration statement on Form S-8 filed with the Securities and Exchange Commission on March 22, 2006.

(1) In October 2002, we issued to certain of our employees and directors options to purchase an aggregate of 286,750 shares of our common stock at an exercise price of $1.00 per share. The exercise price was lowered to $3.00 per share in December 2003.

(2) In December 2003, we issued to certain of our employees, directors and consultants options to purchase an aggregate of 489,275 shares of our common stock at an exercise price of $3.00 per share.

(3) In June 2004, we issued to one of our employees options to purchase an aggregate of 833 shares of our common stock at an exercise price of $3.00 per share.

(4) In July 2004, we issued to certain of our employees options to purchase an aggregate of 99,167 shares of our common stock at an exercise price of $3.00 per share.

(5) In August 2004, we issued to certain of our employees options to purchase an aggregate of 17,500 shares of our common stock at an exercise price of $3.00 per share.

(6) In September 2004, we issued to certain of our employees options to purchase an aggregate of 4,167 shares of our common stock at an exercise price of $3.00 per share.

(7) In October 2004, we issued to certain of our employees, directors and a consultant options to purchase an aggregate of 232,167 shares of our common stock at an exercise price of $3.00 per share.

(8) In January 2005, we issued to certain of our employees and a consultant options to purchase an aggregate of 5,333 shares of our common stock at an exercise price of $6.00 per share.

(9) In February 2005, we issued to certain of our employees options to purchase an aggregate of 9,167 shares of our common stock at an exercise price of $6.00 per share.

(10) In June 2005, we issued to certain of our employees and consultants options to purchase an aggregate of 143,583 shares of our common stock at an exercise price of $12.00 per share.

(11) In September 2005, we issued to certain of our employees options to purchase an aggregate of 4,333 shares of our common stock at an exercise price of $12.00 per share.

(12) In December 2005, we issued to certain of our employees options to purchase an aggregate of 31,167 shares of our common stock at an exercise price of $12.00 per share.

(13) In January 2006, we authorized the grant to all of our employees of options to purchase an aggregate of 210,000 shares of our common stock at an exercise price per share equal to the initial public offering price of the shares offered in our initial public offering.

(14) In March 2006, we issued to certain of our employees options to purchase an aggregate of 11,600 shares of our common stock at exercise prices that ranged from $9.84 to $11.39 per share.

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

After deducting expenses of the initial public offering, we received net offering proceeds of approximately $30.3 million. We used $1.5 million of the proceeds to repay borrowings we had under our line of credit. We intend to use these remaining proceeds to advance our product candidates through preclinical and clinical trials, for commercialization of our products, for general corporate purposes including acquisition or in-licensing of products or product candidates, and for working capital. We regularly assess the specific uses and allocations for these funds.

Equity Compensation Plan Information as of December 31, 2006

The following table sets forth information as of the end of the Company’s 2006 fiscal year with respect to compensation plans under which the Company is authorized to issue shares.

Plan Category	Number of Shares to be Issued Upon Exercise of Outstanding Options	Weighted-Average Exercise Price of Outstanding Options ($)	Number of Shares Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities in 1(st) Column)
Equity compensation plan approved by security holders(1)	1,498,163	$5.29	283,408
Equity compensation plans not approved by security holders(2)	—	—	—

Total	1,498,163	$5.29	283,408

(1)	2003 Equity Incentive Plan.
(2)	The Company does not maintain any equity compensation plans that have not been approved by its stockholders.

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

Number of shares of our common stock available under our Equity Plan

We have reserved a total of 1,833,333 shares of our common stock for issuance pursuant to our Equity Plan. Shares subject to forfeited, cancelled, or expired awards and shares received in satisfaction of the exercise price of an option become available for grant again under our Equity Plan. In addition, shares withheld in payment of any exercise price or in satisfaction of any withholding obligation arising in connection with an award granted under our Equity Plan become available for grant again under our Equity Plan. In connection with recapitalizations, stock splits, combinations, stock dividends, and other events affecting our common stock, our Compensation Committee may make adjustments or equitable substitutions it deems appropriate in its sole discretion to the maximum number, type and issuer of the securities reserved for issuance under the Equity Plan, to the maximum number, type and issuer of shares of our common stock subject to outstanding options, to the exercise price of the options and to the number, type and issuer of restricted shares.

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

The following tables set forth our selected historical financial data as of December 31, 2006, 2005 and 2004 and for the years ended December 31, 2006, 2005 and 2004, which have been derived from our audited financial statements, included elsewhere in this Form 10-K. The selected historical financial data as of December 31, 2003 and 2002 and for the years ended December 31, 2003 and 2002 have been derived from our audited financial statements, which are not included in this Form 10-K. It is important that you read this information together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, “Risk Factors” and our financial statements and related notes and schedule to these financial statements beginning on page 61 of this Form 10-K. The historical results presented below are not necessarily indicative of the results to be expected in any future period.

	Year Ended December 31,
	2006	2005	2004	2003	2002
	(in thousands, except per share amounts)
Net product sales	$17,845	$26,798	$5,511	$7	$15
Licensing revenue	121	34	135	—	—

Total net revenue	17,966	26,832	5,646	7	15
Operating costs and expenses
Cost of product sales	5,107	5,966	608	—	—
Research and development	7,574	5,930	6,376	5,230	4,320
Selling and marketing	12,139	10,754	5,025	509	270
General and administrative	8,154	5,500	5,897	1,838	1,324
Amortization of intangible assets	79	—	—	—	—

Total operating expenses	33,053	28,150	17,906	7,577	5,914

Loss from operations	(15,087)	(1,318)	(12,260)	(7,570)	(5,899)
Net interest income (expense), net	941	49	(6)	13	16

Loss before income taxes	(14,146)	(1,269)	(12,266)	(7,557)	(5,883)
Provision for (benefit from) income taxes	(207)	75	(243)	—	—

Net loss	(13,939)	(1,344)	(12,023)	(7,557)	(5,883)
Deemed dividend	—	—	(5,861)	(1,139)	—

Net loss attributable to common stockholders	$(13,939)	$(1,344)	$(17,884)	$(8,696)	$(5,883)

Basic and diluted net loss attributable to common stockholders per share	$(1.03)	$(0.81)	$(10.73)	$(5.22)	$(3.53)

Weighted average shares outstanding—basic and diluted	13,580	1,667	1,667	1,667	1,667

	As of December 31,
	2006	2005	2004	2003	2002
	(in thousands)
Balance Sheet Data:
Cash and cash equivalents	$14,069	$2,340	$5,053	$5,241	$641
Working capital	17,597	2,845	8,306	4,585	(404)
Total assets	31,965	16,532	13,667	6,665	1,296
Long-term liabilities	313	300	17	33	67
Convertible preferred stock	—	39,925	39,925	20,469	6,604
Total stockholders’ equity (deficit)	25,731	(31,593)	(29,887)	(15,158)	(6,465)

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our financial statements and the related notes and schedule thereto appearing elsewhere in this Form 10-K. This discussion and analysis may contain forward-looking statements based upon current expectations that involve risks and uncertainties. Our actual results may differ materially as a result of various factors, including those set forth under “Risk Factors” or elsewhere in this Form 10-K. In addition, in evaluating these statements, you should note that if the proposed merger agreement and the merger between us and Indevus Pharmaceuticals are approved, it is possible that certain matters discussed below which concern future periods will be affected in ways that may not be currently known to us.

Overview

We are a specialty pharmaceutical company concentrating on the development, acquisition and commercialization of products for the treatment of urological and endocrine conditions, diseases and disorders, including products that utilize our proprietary drug delivery technology. Our first product, Vantas, was approved by the FDA in October 2004. Vantas is a 12-month hydrogel implant based on our patented Hydron Technology indicated for the palliative treatment of advanced prostate cancer that delivers histrelin, a luteinizing hormone-releasing hormone agonist, or LHRH agonist. We began marketing Vantas in the United States in November 2004 utilizing our own sales force. In December 2006, we entered into a co-promotion agreement with Indevus Pharmaceuticals and in January 2007, pursuant to the co-promotion arrangement, we began to jointly promote Vantas with Indevus with an aggregate sales force of approximately 105 individuals that are currently calling on urologists in the United States that account for the majority of LHRH agonist product sales. Total U.S. sales of LHRH agonist products for the palliative treatment of prostate cancer were approximately $850 million in 2006 based on our estimates and IMS Health Incorporated data, with the leading products being the three and four-month injection formulations. We believe that total U.S. sales of LHRH agonist products declined by 5% in 2006, primarily as a result of lower prices due to changes in Medicare reimbursement rates. We expect future reimbursement levels to continue to decline, which will have an adverse effect on our net product sales. We believe that Vantas has a competitive advantage over other LHRH agonist products because it delivers an even, controlled dose of a LHRH agonist over a 12-month period, and is the only product indicated for the palliative treatment of advanced prostate cancer that delivers histrelin, the most potent LHRH agonist available.

We plan to seek marketing approvals for Vantas in various countries throughout the world. In November 2005, we announced that we received approval to market Vantas in Denmark and in July 2006, we submitted an application for regulatory approval in Germany, Ireland, Italy, Spain and the United Kingdom. In July 2006, we announced a partnership with Spepharm to market Vantas in Denmark and throughout Europe. We have completed the primary stage of the Mutual Recognition Procedure (MRP) process which concluded with a non-approvable status and referral to the Co-ordination Group for Mutual Recognition and Decentralized Procedure-Human, CMD(h). The CMD(h) arbitration failed to reach a consensus on approval and the procedure has been further referred to the Committee for Medicinal Products for Human Use (CHMP) at the European Agency for the Evaluation of Medicinal Products (EMEA). This final CHMP arbitration process will include all twenty-seven countries in the European Union where a majority rule will apply. In March 2006, we announced that Paladin Labs, our marketing partner in Canada, received approval from Health Canada to market our Vantas product in Canada. Subsequently, Paladin Labs submitted an application for reimbursement to the Canadian Common Drug Review (CDR) and the Conseil du Médicament du Québec and this documentation is under review. As of December 31, 2006, in conjunction with BioPro Pharmaceutical Inc., our marketing partner for most countries in Asia, Vantas was submitted for regulatory approval in Thailand, Singapore, Malaysia, Taiwan, Korea Hong Kong and China.

In March 2006, we acquired Valstar a product for the treatment of bladder cancer that is no longer responsive to conventional treatment such as surgery or topical drug application. We expect to launch this product in the second or third quarter of 2007.

In June 2006, we submitted a New Drug Application (NDA) to the United States Food and Drug Administration for Supprelin-LA, a twelve-month implant for the treatment of central precocious puberty. In September 2006, we announced that the FDA had accepted the submission of our NDA for Supprelin-LA. Accordingly, under the Prescription Drug User Fee Act (PDUFA) guidelines, the FDA is expected to complete its review and act upon this NDA submission by the PDUFA required date of May 3, 2007. We also announced that our Supprelin-LA manufacturing facilities in Cranbury, New Jersey successfully passed a recent FDA pre-approval inspection. In November 2005, the FDA granted Supprelin-LA orphan drug designation which provides seven years marketing exclusivity from date of marketing approval as well as certain economic benefits and tax credits.

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

In May 2006, we submitted an Investigational New Drug Application (IND) for our VP004 (naltrexone implant) to the FDA and that filing has been accepted by the agency. In November 2006, we finalized all administrative arrangements with Johns Hopkins necessary to begin clinical studies for VP004. The three month Phase I/II study will involve an open label study of the naltrexone implant in approximately a dozen health volunteers with a history of opioid abuse. A primary objective of the study is to investigate several dosing regimens for the extent of opiate blockade following morphine challenges. The lead investigator is the pioneering addiction researcher and renowned authority on naltrexone, Donald Jasinski, M.D., Professor of Medicine, Chief Center for Chemical Dependence, Johns Hopkins Bayview Medical Center. The study began in November 2006 and data related to the study is expected to be provided to the FDA for review in the third quarter of 2007. We expect to commence a Phase III clinical trial in the first half of 2008.

On November 8, 2006, we announced that we completed proof-of-concept studies on a flexible, biodegradable polymer-based ureteral stent. Ureteral stents are plastic tubes inserted into the ureter to allow urine to drain from the kidney to the bladder when the flow of urine may be obstructed due to a number of conditions, including kidney stones and inflammation. Current available ureteral stents require physician intervention for removal from the body. A biodegradable ureteral stent could be naturally voided by the body, a potentially important advantage over existing stents. In February 2007, we announced that we have initiated a porcine model study to establish safety and effectiveness necessary to support the submission of a 510k device application for the polymer-based flexible biodegradable ureteral stent. This study will involve 30 pigs with a primary end point being the dissolution and natural excretion of the stent within several weeks. Depending on the outcome of the study, the 510k submission could occur by the end of 2007.

In December 2006, we entered into a merger agreement with Indevus Pharmaceuticals pursuant to which Indevus will acquire us in a tax-free stock-for-stock merger transaction. Pursuant to the Merger Agreement, upon the closing of the merger, each outstanding share of our common stock (other than shares held by us or Indevus or any stockholders who properly exercise dissenters’ rights under Delaware law), will automatically be converted into the right to receive a number of shares of Indevus common stock equal to $7.75 divided by the volume weighted average of the closing prices of Indevus common stock during the 25 trading days ending on the fifth trading day prior to the date of our stockholders’ meeting to consider the merger, or the Indevus Common Stock Value. The exchange ratio is subject to a collar such that if the Indevus Common Stock Value falls outside of the collar the exchange ratio will become fixed. If the Indevus Common Stock Value is greater than $8.05, then the exchange ratio will be 0.9626, and if it is less than $6.59, then the exchange ratio will be 1.1766. Cash will be paid in lieu of fractional shares.

In addition, each share of our common stock will be converted into three contingent stock rights, or CSRs, relating to three of our product candidates. One CSR will be convertible into $1.00 of Indevus common stock upon FDA approval of Supprelin-LA, provided sufficient quantities of Supprelin-LA are then available, one CSR will be convertible into $1.00 of Indevus common stock upon FDA approval of our biodegradable ureteral stent and one CSR will be convertible into $1.50 of Indevus common stock upon FDA approval of our octreotide implant. The amount of Indevus common stock into which the CSRs will convert will be determined by a formula based on the average stock price of Indevus prior to achievement of the applicable milestones. The CSRs will convert into Indevus common stock only if the applicable milestones are achieved within three years of the closing of the merger in the case of Supprelin-LA and within five years of the closing of the merger in the case of our biodegradable ureteral stent and our octreotide implant.

In connection with the merger transaction, certain affiliated funds of Sanders Morris Harris, our largest stockholder, and one other large stockholder of ours, entered into voting agreements with Indevus in which they have agreed to vote shares representing approximately 41% of our outstanding shares of our common stock in favor of the merger. The merger has been approved by our boards of directors, as well as Indevus’ board of directors. We anticipate that the merger will close at the end of April 2007. The merger is subject to certain customary closing conditions, including the approval of our stockholders and the approval of Indevus’s stockholders.

Upon completion of the merger transaction and subject to the approval of the Indevus board of directors, James C. Gale, chairman of our board of directors and chief investment officer of the Corporate Opportunities Funds and Life Sciences Opportunities Fund, affiliates of Sanders Morris Harris, is expected to join the Indevus board of directors. Sanders Morris Harris is currently the largest shareholder of our Company. Additionally, Dr. David Tierney, our President and Chief Executive Officer, will provide consulting services during a transition period after the completion of the merger transaction. Our facility in Cranbury, New Jersey, which contains significant manufacturing operations and research and development capabilities, will be maintained and become an integral part of Indevus’ operations.

If the merger is not completed for any reason, our ongoing business may be adversely affected and will be subject to a number of risks, including:

•

we might have to pay Indevus a termination fee of $5.0 million, or we might be required to reimburse Indevus for up to $3.0 million of expenses relating to the merger, such as legal, accounting, financial advisory and printing fees;

•	the inability to pursue other beneficial opportunities as a result of the focus of our management on the merger, without realizing any of the anticipated benefits of completing the merger;

•	the market price of our common stock might decline to the extent that the current market price reflects a market assumption that the merger will be completed; and

•	our unreimbursed costs incurred related to the merger, such as legal, accounting, financial advisory and printing fees, must be paid even if the merger is not completed.

If the merger agreement is terminated and our board of directors seeks another merger or business combination, our stockholders cannot be certain that we will be able to find a party willing to pay an equivalent or more attractive price than the price Indevus has agreed to pay in the merger.

We will incur substantial expenses related to the merger whether or not the merger is completed. These expenses would include legal, accounting, financial advisory and printing fees. As of December 31, 2006, we have incurred approximately $0.8 million related to the merger transaction. Moreover, in the event the merger agreement is terminated, we may, under certain circumstances, be required to pay Indevus a $5.0 million termination fee or reimburse out-of-pocket expenses of up to $3.0 million. Also, should the merger agreement be terminated due to a willful breach of the merger agreement by us, we could owe significant damages to Indevus.

Separately, in December 2006, we entered into a co-promotion agreement with Indevus pursuant to which Indevus’ sales force will co-promote Vantas in the United States. Under the terms of the agreement, we will be required to make royalty payments to Indevus of 13.5% on sales of Vantas up to a specified unit level, which will increase to 30% for sales above the specified level. Indevus will also receive royalties of 35% for sales of Vantas to specified specialty pharmacy accounts. Additionally, the co-promotion agreement provides us with the option to elect to enter into negotiations with Indevus to grant Indevus a co-exclusive right to co-promote Supprelin-LA. The co-promotion began in January 2007.

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

•	the scope, rate of progress and expense of our clinical trials and other research and development activities;

•	future clinical trial results;

•	the expense of clinical trials for additional indications;

•	the terms and timing of any collaborative, licensing and other arrangements that we may establish;

•	the expense and timing of regulatory approvals;

•	the expense of establishing clinical and commercial supplies of our product candidates and any

•	products that we may develop;

•	the effect of competing technological and market developments; and

•	the expense of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights.

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

Basis of Presentation

Product Sales and Costs

We generate revenues from sales of Vantas, our first commercialized product. We began commercial sales of Vantas in the United States in November 2004. Prior to June 2006, all sales were in the United States. In June 2006, we made our first international shipment of Vantas to Paladin Labs in Canada. In the United States, we distribute Vantas directly to physicians, or through Besse Medical Distribution Company, or Besse Medical, which is a subsidiary of AmerisourceBergen Corporation.

Our business is affected by physician utilization, pricing pressure from our competition and Medicare or third party reimbursement, as well as other factors which may cause variances in our revenue. Our sales of Vantas from launch in November 2004 through June 30, 2005 were supported, in part, by favorable Medicare reimbursement rates, which decreased beginning in the third quarter of 2005. Our initial favorable reimbursement rates were due to the fact that Vantas was a new product that did not yet have an established average selling price or ASP, in connection with Medicare reimbursement. As a result, Vantas was reimbursed at wholesale acquisition price, which is typically higher than ASP. Vantas received an established ASP effective July 2005, which resulted in lower reimbursement rates and a corresponding lower sales price to our customers. Our historical quarterly net average selling prices to our customers are:

For the three months ended:	Net Average Selling Price
December 31, 2004	$2,520
March 31, 2005	$2,628
June 30, 2005	$2,586
September 30, 2005	$2,099
December 31, 2005	$1,801
March 31, 2006	$1,620
June 30, 2006	$1,562
September 30, 2006	$1,478
December 31, 2006	$1,370

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

Our cost of product sales are all related to the production of Vantas and represent the cost of materials, overhead associated with the manufacture of Vantas, direct labor, distribution charges and royalties. For a complete description of our royalty agreements please review the Material Agreements section of Item 1 of this Annual Report on Form 10-K. Prior to approval of Vantas in October 2004, we expensed all of our manufacturing costs as research and development.

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

Allowances have been recorded for any potential returns or adjustments in accordance with our policies. We historically have recorded allowances based upon a percentage of gross sales. We distribute our product directly to physicians or through our distributor, Besse Medical. The majority of our sales are made directly to physicians by our product specialists. We believe that physicians typically order product on an as needed basis, and, therefore, typically maintain inventory of our product only to cover their immediate and short-term future requirements. In addition, our product specialists routinely confirm product utilization and inventory levels, if any, as part of their normal sales calls with physicians. We continue to monitor our distribution channels in order to assess the adequacy of our allowances. We do not believe that it is reasonably likely that a material change will occur in the allowance as of December 31, 2006.

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

Stock-Based Compensation

We adopted SFAS No. 123(R), “Shared-Based Payment” on January 1, 2006. SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. Under SFAS 123(R), the options we granted in prior years as a non-public company (prior to the initial filing of our Registration Statement in March 2005) that were valued using the minimum value method, will not be expensed in 2006 or future periods. Options granted as a non-public company and accounted for using the intrinsic value method (cheap stock), will continue to be expensed over the vesting period. We adopted the prospective transition method for these options. Options granted as a public company are expensed under the modified prospective method.

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

Results of Operations

Comparison of the Years Ended December 31, 2006 and 2005

Net Product Sales. Net product sales for the years ended December 31, 2006 and 2005 were approximately $17.8 million and $26.8 million, respectively. The 33% decrease in net product sales was primarily due to lower net average selling prices due to decreased Medicare reimbursement rates for our Vantas product as well as increased competition around pricing in the class of LHRH drugs. For the year ended December 31, 2006, we sold 11,663 units of Vantas in the United States at a net average selling price of $1,526 per unit as compared to 11,514 units at a net average selling price of $2,327 for the year ended December 31, 2005. As a result of pre-launch shipments of Vantas for Canada, we sold 169 units of Vantas to Paladin Labs, our marketing partner in Canada. Thus, worldwide unit sales of Vantas increased by 3%, or 318 units, for the year ended December 31, 2006, as compared to the year ended December 31, 2005.

Vantas is currently eligible for insurance reimbursement coverage. Sales of Vantas in the year ended December 31, 2005 were supported, in part by favorable Medicare reimbursement rates, due to the fact Vantas was a new product that did not yet have an established average selling price, or ASP, and it was reimbursed at wholesale acquisition price, which is typically higher than ASP. Effective July 2005, Vantas received an established ASP, which resulted in a lower reimbursement rate.

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

We are also pursuing a sales strategy in which we will attempt to sell a greater percentage of Vantas to non-Medicare customers. Non-Medicare customers typically pay a greater amount for Vantas than Medicare customers. Thus, selling a greater percentage of Vantas to non-Medicare customers may alleviate the downward pressure on our net average selling price from the Medicare customers. In addition, we continue to review a number of strategic options to broaden the penetration of Vantas into the LHRH market. In December 2006, we entered into a co-promotion agreement with Indevus under which Indevus’ sales force will co-promote Vantas in the United States. Terms of the agreement provide Indevus with royalties of 13.5% on sales of Vantas up to a specified unit level and increases to 30% above the specified level. For sales of Vantas to specified specialty pharmacy accounts, Indevus will receive royalties of 35%. The co-promotion began in January 2007.

Licensing Revenue. For the years ended December 31, 2006 and 2005, we recorded licensing revenues of approximately $121,000 and $34,000, respectively. In September 2006, we received $100,000 from BioPro for licensing revenue related to the submission of Vantas for regulatory approval in Taiwan. This payment is in accordance with the exclusive license and distribution agreement with BioPro to sell Vantas in various countries in Asia. The remaining $21,000 of licensing revenue during the year ended December 31, 2006 was from Hydron Technologies. The entire $34,000 in licensing revenue during the year ended December 31, 2005 was from Hydron Technologies. We receive licensing revenue from Hydron Technologies for products marketed or sold by Hydron Technologies that utilize our patented Hydron polymer technology.

Cost of Product Sales. Our cost of product sales for the years ended December 31, 2006 and 2005 was approximately $5.1 million and $6.0 million, respectively. Gross margins as a percentage of net product sales for the years ended December 31, 2006 and 2005 were 71% and 78%, respectively. The decrease in gross margin percentage was primarily due to a decrease in the net average selling prices which was slightly offset by an inventory reserve charge recorded in prior year. During the year ended December 31, 2005, a $1.0 million inventory reserve was recorded for certain products that failed to meet our quality control specifications. Lower expected net average selling prices as a result of decreased Medicare reimbursement rates for our Vantas product as well as higher manufacturing overhead will have a negative impact on our gross margins going forward. We expect the gross margin percentage to be in the mid sixty percent range in 2007.

Research and Development Expense. Research and development expense for the years ended December 31, 2006 and 2005 was approximately $7.6 million and $5.9 million, respectively. The 28% increase was primarily due to expenses related to development of Valstar, Supprelin-LA, Octreotide, Naltrexone, and the ureteral stent Expenses related to clinical trials and research projects pursuant to contracts with research institutions and clinical research organizations represented 47% of our total research and development expense for the year ended December 31, 2006 compared to 45% of our research and development expense for the year ended December 31, 2005. Internal research and development expense was approximately 53% and 55% of our total research and development expense for the years ended December 31, 2006 and 2005, respectively. We expect to continue to spend significant amounts, including clinical trial costs, on the development of our product candidates. In August 2006, the FDA requested an additional Phase I/II study for our Octreotide implant which is expected to cost approximately $0.9 million. We expect to commence a Phase III trial for the Octreotide implant in the second half of 2007. The Octreotide Phase III trial is expected to last approximately eighteen months and is expected to cost approximately $6.0 million to $7.0 million.

Selling and Marketing Expense. Selling and marketing expense for the years ended December 31, 2006 and 2005 was approximately $12.1 million and $10.8 million, respectively. The 13% increase was primarily attributable to an increase in salaries of approximately $0.5 million, stock based compensation expense of approximately $0.1 million, employee benefits of approximately $0.2 million, and travel of approximately $0.3 million related to an increase in the number of employees dedicated to our sales and marketing efforts. We increased our selling and marketing organization by six individuals on average from 2005 to 2006. We expect our selling and marketing expenses to increase in the future as a result of the co-promotion arrangement with Indevus Pharmaceuticals which commenced in January 2007. As a result of the co-promotion arrangement, 105 individuals from both companies are currently calling on urologists and promoting Vantas. The increased selling and marketing efforts will yield additional co-promotion marketing and material costs as well as co-promotion fees that will be due to Indevus Pharmaceuticals.

General Administrative Expense. General administrative expense for the years ended December 31, 2006 and 2005 was approximately $8.2 million and $5.5 million, respectively. The 48% increase was primarily due to an increase in non-cash stock based compensation expense of approximately $1.0 million, $0.5 million in directors and officer’s liability insurance expense, $0.2 million in rent, $0.2 million in director fees, and $0.8 million of professional fees related to the potential merger transaction with Indevus Pharmaceuticals.

Amortization of Intangible Assets. Amortization expense for the year ended December 31, 2006 was approximately $79,000. The amortization of intangible assets relates to product rights associated with the product known as Valstar (valrubicin) in the United States and Valtaxin in Canada, which the Company acquired in March of 2006. As such, there was no amortization expense for the year ended December 31, 2005.

Net Interest Income. Net interest income was approximately $941,000 and $49,000 for the years ended December 31, 2006 and 2005, respectively. The increase was primarily due to the increased cash and investments balance resulting from the proceeds of the initial public offering of our common stock in February 2006.

Income Taxes. Income tax benefit for the year ended December 31, 2006 was approximately $207,000. As a result of the loss of approximately $14.1 million for the year ended December 31, 2006, as well as the previous net operating losses since our inception, we did not record any federal provision for income taxes during the year ended December 31, 2006. We did record a provision of approximately $21,000 during the period for state taxes subject to alternative minimum tax. The provision was offset by approximately $35,000 of tax benefits recorded as a result of the finalizing and filing of our 2005 federal and state tax returns. In addition, in 2006, the New Jersey Economic Development Authority approved the Company’s application to sell New Jersey State income tax benefits under the New Jersey Technology Tax Transfer Program (the “Program”). During the fourth quarter of 2006, the Company recognized approximately $193,000 from the sale of the State of New Jersey income tax benefits. The Program requires that the Company maintain certain employment levels in New Jersey and that the proceeds from the sale of the tax benefits be spent in New Jersey. We have incurred net operating losses since inception. However, in 2005 we generated taxable income as a result of certain temporary and permanent differences between book income and taxable income. As a result we recorded an alternative minimum tax provision of $20,000 for federal purposes and $55,000 for state taxes. Our deferred tax assets primarily consist of net operating loss carry forwards and research and development tax credits. We have recorded a valuation allowance for the full amount of our deferred tax asset, as the realization of the deferred tax asset is uncertain.

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

In the second and third quarters of 2005, we experienced a disruption in our manufacturing of Vantas due to issues caused by our supply of histrelin as described in “Risk Factors—Risks Related to Our Business”. This manufacturing disruption which occurred in May and June of 2005 limited the amount of finished product available for sale in the third quarter of 2005 to three lots, or approximately 2,400 units. The issue was resolved in June and we released approved finished product in August. Our third quarter sales of 1,747 units were less than our sales in the first and second quarters of 2005, in which we sold 2,925 units and 3,974 units, respectively. As a result of this decrease in sales, we had a net loss in the third quarter of 2005. Our production of Vantas in the fourth quarter of 2005 was sufficient to meet demand as well as to continue to build quantities of finished goods inventory.

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

Research and Development Expense. Research and development expense for the years ended December 31, 2005 and 2004 was $5.9 million and $6.4 million, respectively. Expenses related to clinical trials pursuant to contracts with research institutions and clinical research organizations represented 46% of our total research and development expense for the year ended December 31, 2005 and 23% of our research and development expense for the year ended December 31, 2004. The overall decrease in research and development expense in 2005 was attributable to lower stock compensation expense and lower material costs as all costs associated with producing Vantas were carried in inventory and expensed to cost of product sales as Vantas was sold.

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

Liquidity and Capital Resources

As of December 31, 2006, cash and cash equivalents were approximately $14.1 million, as compared to $2.3 million at December 31, 2005. The net increases were primarily due to the proceeds we received from the initial public offering of our common stock.

Net cash used in operating activities was approximately $13.7 million for the year ended December 31, 2006. The net cash used in operating activities was attributable to a net loss of approximately $13.9 million, as adjusted for the effect of non-cash items of $2.6 million and changes in operating assets and liabilities of approximately $2.4 million. The changes in operating assets and liabilities consisted of cash inflows from the decrease in accounts receivable and increase in accounts payable, which were more than offset by the building of inventory, increase in prepaid expenses, and decreases in accrued expenses and deferred liabilities.

Net cash used in investing activities was approximately $4.8 million for the year ended December 31, 2006. The net cash used in investing was attributable to capital expenditures of approximately $4.2 million related to the construction project to expand our manufacturing capabilities, plus equipment for the increase in production levels. We expect to spend an additional $0.1 million in the first half of 2007 on the expansion project. In addition, we purchased the product rights associated with Valstar for approximately $0.6 million. We purchased and sold approximately $6.0 million in investments consisting of U.S government and agency securities.

Net cash provided by financing activities was approximately $30.2 million for the year ended December 31, 2006. As a result of our initial public offering in February 2006, we generated approximately $31.6 million of proceeds net of underwriter fees from the issuance of our common stock and approximately $100,000 from the issuance of stock as a result of stock option exercises. We paid approximately $1.3 million in offering fees during 2005, resulting in total net proceeds from the initial public offering of $30.3 million. Subsequent to the initial public offering of our common stock, we repaid in full the approximately $1.5 million outstanding amount under our line of credit with Merrill Lynch.

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

We believe that our existing cash, cash generated from future sales of Vantas and our other product candidates, if approved, and our line of credit will be sufficient to fund our operations for at least the next 12 months. Until we can generate significant cash from our operations, we expect to continue to fund our operations with existing cash resources that were primarily generated from the proceeds of prior offerings of our equity securities. In addition, we may receive revenue from our sublicense agreements.

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

Contractual Obligations and Commitments

The following table summarizes our long-term annual contractual obligations as of December 31, 2006 (in thousands):

	Payments Due in
Contractual Obligations	Total	2007	2008	2009	2010	2011	After 2011
Operating leases	$11,658	$1,319	$1,319	$1,315	$1,399	$1,484	$4,822
Capital lease obligations	23	10	10	3	—	—	—
Accrued royalties(1)	251	251	—	—	—	—	—

	$11,932	$1,580	$1,329	$1,318	$1,399	$1,484	$4,822

(1)	Royalty payments have only been determined for 2007 based upon 2006 sales. Future royalties have not been estimated as they are based on future sales levels.

Note: Under the terms of the Plantex agreement, beginning in the calendar year following the year in which we receive regulatory approval for Valstar in the United States, we will be required to purchase a minimum of $1,000,000 of Valrubicin each calendar year until the agreement expires. This is not reflected in the above table, since we have not received regulatory approval to re-launch Valstar in the United States as of December 31, 2006.

Off-balance Sheet Arrangements

As of December 31, 2006, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we do not engage in trading activities involving non-exchange traded contracts. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in these relationships.

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

To date, all of our sales have been denominated in United States dollars, although we do conduct some clinical and safety studies with vendors located outside the United States. All of these expenses are paid in U.S. dollars. If the exchange rate undergoes a change of 10%, we do not believe that it would have a material impact on our results of operations or cash flows. Accordingly, we believe that there is no material exposure to risk from changes in foreign currency exchange rates.

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

VALERA PHARMACEUTICALS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

Valera Pharmaceuticals, Inc.

We have audited the accompanying balance sheets of Valera Pharmaceuticals, Inc. as of December 31, 2006 and 2005, and the related statements of operations, shareholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2006. Our audits also included the financial statement schedule listed in the index as Item 15(b). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Valera Pharmaceuticals, Inc. at December 31, 2006 and 2005, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2006, in conformity with United States generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 2 to the financial statements, in 2006 the Company adopted SFAS No. 123(R), Share-Based Payment.

/s/ Ernst & Young LLP
MetroPark, New Jersey
February 16, 2007

VALERA PHARMACEUTICALS, INC.

BALANCE SHEETS

(in thousands, except par value)

	December 31,
	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$14,069	$2,340
Accounts receivable, net of allowances of $257 and $385 at December 31, 2006 and 2005, respectively	2,661	4,488
Inventories, net	5,911	3,191
Prepaid and other current assets	877	726

Total current assets	23,518	10,745
Property, plant and equipment, net	7,849	4,194
Deferred offering costs	—	1,378
Intangible assets, net of accumulated amortization of $79 at December 31, 2006	446	—
Other non-current assets	152	215

Total assets	$31,965	$16,532

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$2,594	$1,421
Accrued liabilities	3,318	4,607
Note payable	—	1,525
Deferred revenue—current	—	329
Capital lease obligations—current	9	18

Total current liabilities	5,921	7,900

Capital lease obligations—long term	13	—
Deferred revenue—long term	300	300

Commitments and contingent liabilities

Series A 6% Cumulative Convertible Preferred Stock, $0.001 par value; 0 and 7,000 shares issued and outstanding; liquidation preference—$0 and $7,598 at December 31, 2006 and 2005, respectively	—	13,604
Series B 10% Cumulative Convertible Preferred Stock, $0.001 par value; 0 and 22,069 shares issued and outstanding; liquidation preference—$0 and $20,221 at December 31, 2006 and 2005, respectively	—	15,082
Series C 6% Cumulative Convertible Preferred Stock, $0.001 par value; 0 and 11,600 shares issued and outstanding; liquidation preference—$0 and $12,590 at December 31, 2006 and 2005, respectively	—	11,239
Shareholders’ equity (deficit):
Common stock, $0.001 par value; 30,000 shares authorized, 14,937 and 1,667 shares issued and outstanding at December 31, 2006 and 2005, respectively	15	2
Additional paid-in capital	79,316	8,696
Deferred stock-based compensation	—	(630)
Accumulated deficit	(53,600)	(39,661)

Total shareholders’ equity (deficit)	25,731	(31,593)

Total liabilities and shareholders’ equity (deficit)	$31,965	$16,532

The accompanying notes to the financial statements are an integral part of these statements.

VALERA PHARMACEUTICALS, INC.

STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Year Ended December 31,
	2006	2005	2004
Net product sales	$17,845	$26,798	$5,511
Licensing revenue	121	34	135

Total net revenue	17,966	26,832	5,646

Operating costs and expenses:
Cost of product sales	5,107	5,966	608
Research and development	7,574	5,930	6,376
Selling and marketing	12,139	10,754	5,025
General and administrative	8,154	5,500	5,897
Amortization of intangible assets	79	—	—

Total operating expenses	33,053	28,150	17,906

Loss from operations	(15,087)	(1,318)	(12,260)

Interest income	967	70	65
Interest expense	(26)	(21)	(71)

Loss before income taxes	(14,146)	(1,269)	(12,266)

(Benefit from) provision for income taxes	(207)	75	(243)

Net loss	(13,939)	(1,344)	(12,023)

Deemed dividend	—	—	(5,861)

Net loss attributable to common shareholders	$(13,939)	$(1,344)	$(17,884)

Basic and diluted net loss per share	$(1.03)	$(0.81)	$(10.73)

Basic and diluted weighted average number of shares outstanding	13,580	1,667	1,667

The accompanying notes to the financial statements are an integral part of these statements.

VALERA PHARMACEUTICALS, INC.

STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)

For the Years Ended December 31, 2004, 2005 and 2006

(in thousands)

	Common Stock		Additional Paid-in Capital	Deferred	Accumulated	Total Shareholders’
	Shares	Par Value		Compensation	Deficit	Equity (Deficit)
Balance at December 31, 2003	1,667	$2	$5,273		$(20,433)	$(15,158)
Deferred compensation related to stock options, net of cancellations			4,637	$(4,637)		—
Amortization of deferred stock-based compensation				3,104		3,104
Expense related to options granted to non-employees			51			51
Deemed dividend					(5,861)	(5,861)
Net loss					(12,023)	(12,023)

Balance at December 31, 2004	1,667	2	9,961	(1,533)	(38,317)	(29,887)
Exercise of stock options			1			1
Deferred compensation related to stock options, net of cancellations			(1,430)	1,430		—
Amortization of deferred stock based compensation				(527)		(527)
Expense related to options granted to non-employees			164			164
Net loss					(1,344)	(1,344)

Balance December 31, 2005	1,667	2	8,696	(630)	(39,661)	(31,593)
Issuance of common stock from initial public offering	3,863	4	30,201			30,205
Conversion of preferred stock into common stock	9,356	9	39,916			39,925
Exercise of stock options	51		157			157
Elimination of deferred compensation related to adoption of FAS 123(R )			(630)	630		—
Expense related to options granted to non-employees			8			8
Compensation expense related to employee stock options			968			968
Net loss					(13,939)	(13,939)

Balance at December 31, 2006	14,937	$15	$79,316	$—	$(53,600)	$25,731

The accompanying notes to the financial statements are an integral part of these statements.

VALERA PHARMACEUTICALS, INC.

STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2006	2005	2004
Operating activities
Net loss	$(13,939)	$(1,344)	$(12,023)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	673	502	257
Amortization of deferred financing costs	68	11	—
Allowances for accounts receivable	840	294	91
Expense related to options granted to non-employees	8	164	51
Stock-based compensation	968	(527)	3,104
Change in assets and liabilities:
Accounts receivable	987	476	(5,006)
Other accounts receivable	—	—	574
Inventories	(2,720)	(1,826)	(1,365)
Restricted cash	—	100	(100)
Prepaid and other current assets	(151)	(584)	(50)
Security deposits	—	(46)	362
Accounts payable	1,173	(621)	856
Accrued liabilities	(1,289)	3,055	1,107
Deferred revenue	(329)	629	—

Net cash (used in) provided by operating activities	(13,711)	283	(12,142)
Investing activities
Capital expenditures	(4,221)	(2,992)	(1,610)
Purchase of product rights	(525)	—	—
Purchase of investment in Spepharm	(5)	—	—
Purchases of investments held-to-maturity	(6,000)	—	—
Proceeds from the sale of investments held-to-maturity	6,000	—	—

Net cash used in investing activities	(4,751)	(2,992)	(1,610)
Financing activities
Net proceeds from issuance of common stock	31,740	1	—
Payment of capital lease obligations	(24)	(17)	(31)
Proceeds from note payable	—	1,525	—
Payment of notes payable	(1,525)	—	—
Deferred offering costs	—	(1,378)	—
Deferred financing costs	—	(135)	—
Proceeds from officer loan	—	—	200
Repayment of officer loan	—	—	(200)
Net proceeds from issuance of convertible preferred stock	—	—	13,595

Net cash provided by (used in) financing activities	30,191	(4)	13,564

Net increase (decrease) in cash and cash equivalents	11,729	(2,713)	(188)
Cash and cash equivalents at beginning of period	2,340	5,053	5,241

Cash and cash equivalents at end of period	$14,069	$2,340	$5,053

Supplemental Disclosure of Cash Flow Information and Non-Cash Investing and Financing Activities
Cash paid for interest	$26	$20	$65
Cash paid for income taxes	$95	$11	—
Deemed dividends on preferred stock	—	—	$5,861
Conversion of preferred stock into common stock	$39,925	—	—
Acquisition of an asset through a capital lease	$28	—	—

The accompanying notes to the financial statements are an integral part of these statements.

VALERA PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS

Note 1. Organization and Description of Business

Nature of Operations

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

On February 7, 2006, the Company closed its initial public offering. The Company issued 3,862,500 shares at $9.00 per share resulting in net proceeds of $30.3 million after underwriter’s discounts and offering expenses. As a result of the initial public offering, all shares of the Company’s preferred stock converted into 9,355,714 shares of common stock. Thus, immediately following the offering the Company had 14,885,296 common shares outstanding. In February 2006, the Company paid in full its note payable to Merrill Lynch in the amount of $1.5 million.

In December 2006, we entered into a merger agreement with Indevus Pharmaceuticals pursuant to which Indevus will acquire us in a tax-free stock-for-stock merger transaction. Pursuant to the Merger Agreement, upon the closing of the merger, each outstanding share of our common stock (other than shares held by us or Indevus or any stockholders who properly exercise dissenters’ rights under Delaware law), will automatically be converted into the right to receive a number of shares of Indevus common stock equal to $7.75 divided by the volume weighted average of the closing prices of Indevus common stock during the 25 trading days ending on the fifth trading day prior to the date of our stockholders’ meeting to consider the merger, or the Indevus Common Stock Value. The exchange ratio is subject to a collar such that if the Indevus Common Stock Value falls outside of the collar the exchange ratio will become fixed. If the Indevus Common Stock Value is greater than $8.05, then the exchange ratio will be 0.9626, and if it is less than $6.59, then the exchange ratio will be 1.1766. Cash will be paid in lieu of fractional

In addition, each share of the Company’s common stock will be converted into three contingent stock rights, or CSRs, relating to three of the Company’s product candidates. One CSR will be convertible into $1.00 of Indevus common stock upon FDA approval of Supprelin-LA, provided sufficient quantities of Supprelin-LA are then available, one CSR will be convertible into $1.00 of Indevus common stock upon FDA approval of the Company’s biodegradable ureteral stent and one CSR will be convertible into $1.50 of Indevus common stock upon FDA approval of the Company’s octreotide implant. The amount of Indevus common stock into which the CSRs will convert will be determined by a formula based on the average stock price of Indevus prior to achievement of the applicable milestones. The CSRs will convert into Indevus common stock only if the applicable milestones are achieved within three years of the closing of the merger in the case of Supprelin-LA and within five years of the closing of the merger in the case of the Company’s biodegradable ureteral stent and octreotide implant. If the merger is not completed for any reason, the Company might have to pay Indevus a termination fee of $5.0 million or the Company might be required to reimburse Indevus for up to $3.0 million of expenses related to the merger, such as legal, accounting, financial advisory and printing fees.

Separately, the Company entered into a co-promotion agreement with Indevus pursuant to which Indevus’ sales force will co-promote Vantas in the United States. Under the terms of the agreement, the Company will be required to make royalty payments to Indevus of 13.5% on sales of Vantas up to a specified unit level, which will increase to 30% for sales above the specified level. Indevus will also receive royalties of 35% for sales of Vantas to specified specialty pharmacy accounts. The co-promotion began in January 2007.

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

VALERA PHARMACEUTICALS, INC

NOTES TO FINANCIAL STATEMENTS—(Continued)

Note 2. Basis of Presentation and Significant Accounting Policies

Use of estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles (GAAP) requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Reclassifications

Certain reclassifications have been made to the prior period’s financial information to conform to the December 31, 2006 presentation. Deferred financing costs and security deposits in the prior year presentation have been combined into the other non current assets category in the current presentation.

Cash and Cash Equivalents

The Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash and cash equivalents. At December 31, 2006 and 2005, the Company had substantially all of its cash and cash equivalents deposited with two financial institutions.

Investments Held-to-Maturity

During fiscal 2006, the Company purchased investments in certain debt securities that were classified as investments held-to-maturity in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” Investments held-to-maturity are recorded on the balance sheet at cost. Realized gains and losses on sales of investments are determined using the specific identification method. As of December 31, 2006, all investments in certain debt securities that were purchased during the year, matured and were sold. The total amount of investments purchased and sold during fiscal year 2006 was $6,000,000. No realized gains or loss were recognized on the transactions.

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

VALERA PHARMACEUTICALS, INC

NOTES TO FINANCIAL STATEMENTS—(Continued)

Property, Plant and Equipment

Property, plant and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation is computed using the straight-line method over the estimated useful lives of the respective assets, generally three to seven years. Leasehold improvements and capitalized leases are recorded at the fair market value at the inception of the leases and are amortized over the shorter period of their estimated useful life or the lease ranging from five to ten years. Amortization of assets recorded under capital leases is included in depreciation and amortization expense.

Deferred Offering and Financing Costs

Costs incurred in relation to the Company’s initial public offering were deferred as of December 31, 2005 and were recognized and netted against gross proceeds raised in the offering that was completed in February 2006. Costs incurred in relation to the Company’s line of credit were deferred and are being amortized over the two-year term of the loan and are included in other non current assets.

Investment – Spepharm

On July 17, 2006, the Company entered into an Investment and Shareholders’ Agreement in which the Company received a 19.9% ownership interest in a newly created Dutch company called Spepharm Holding B.V. (“Spepharm”) for a nominal amount of approximately $5,000. Spepharm and its European specialty pharmaceutical group of companies are focusing on becoming one of the leading suppliers of specialty urology and endocrinology products to the European market place. In accordance with APB 18 “The Equity Method of Accounting for Investment in Common Stock” and FIN 35 “Criteria for Applying the Equity Method of Accounting for Investment in Common Stock” the Company has recorded the investment as a long term investment and is applying the cost method for the accounting of the investment. Under the cost method, the investment is recorded at its original cost. It continues to be carried and reported at cost until it is either partially or entirely disposed, or until some fundamental change in conditions makes it clear that the value originally assigned can no longer be justified. The investment is included in other non current assets.

Net Product Sales

Net product sales are presented net of estimated returns and price adjustments, prompt pay discounts, group purchasing fees and credit card fees.

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

Allowances have been recorded for any potential returns or adjustments in accordance with the Company’s policy. Returns are allowed for damaged or outdated goods. As of December 31, 2006, we had a reserve of approximately $143,000 for returns and adjustments, of which $143,000 related to sales made in 2006. As of December 31, 2006 and 2005, there was approximately $40,000 and $300,000 of retail value of Vantas, respectively, at distributors.

VALERA PHARMACEUTICALS, INC

NOTES TO FINANCIAL STATEMENTS—(Continued)

	Distributors	Physicians	Total
	(In thousands)
Balance at 12/31/2004	$28	$316	$344
Provision related to sales made in current period	20	2,175	2,195
Provision related to sales made in prior periods	—	—	—
Returns and adjustments	(29)	(2,171)	(2,200)

Balance at 12/31/2005	19	320	339
Provision related to sales made in current period	19	1,006	1,025
Provision related to sales made in prior periods	—	58	58
Returns and adjustments	(34)	(1,245)	(1,279)

Balance at 12/31/2006	$4	$139	$143

Customer Sales—Urologists

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

Customer Sales—Distributor Sales

With respect to sales to distributors, revenue is recognized upon shipment, as the title, risks and rewards of ownership of the products pass to the distributors and the selling price of the Company’s product is fixed and determinable at that point, as long as the Company believes the product will be sold by the distributor within one to three months from the shipment of the product by the Company to the distributor. If the Company believes the product will not be resold within three months, revenue will be deferred until the product is sold and the product held by the distributor will be classified as an asset on the Company’s financial statements until it is sold by the distributor. As of December 31, 2006 and 2005, the Company deferred approximately $0 and $329,000 of revenue, respectively, and recorded $0 and $44,000 of inventory on consignment, respectively. The 2005 amounts related to product sold to distributors in the fourth quarter of 2005 that were not resold by distributors in accordance with the Company’s policy. Payment is due based upon the agreed terms of the contract. The distributor is responsible for selling and distributing the product to its customer base and the rights for return are restricted to the Company’s published return policy in effect for all customers.

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

VALERA PHARMACEUTICALS, INC

NOTES TO FINANCIAL STATEMENTS—(Continued)

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

Advertising Costs

The Company charges advertising costs to selling and marketing expense as incurred. Advertising expense was approximately $1.2 million, $1.0 million and $1.3 million for the years ended December 31, 2006, 2005 and 2004, respectively

Intangible Assets

On March 31, 2006, the Company completed its acquisition of the product rights associated with the product known as Valstar (valrubicin) in the United States and Valtaxin in Canada. As of December 31, 2006, the Company has an intangible asset of approximately $446,000 associated with such product rights. The intangible asset was recorded at its original cost of $525,000, less accumulated amortization of approximately $79,000 as of December 31, 2006. Intangible assets are stated at cost, less accumulated amortization, and are amortized over their estimated useful lives using the straight-line method. The Company estimates that the useful life of the Valstar product rights is 5 years. The Company periodically reviews the original estimated useful lives of long-lived assets and their carrying amounts and makes adjustments when appropriate if there are any indications of impairment.

Stock-Based Compensation

The Company adopted SFAS No. 123(R), “Shared-Based Payment” on January 1, 2006. SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. Under SFAS 123(R), the options the Company granted in prior years as a non-public company (prior to the initial filing of its Registration Statement in March 2005) that were valued using the minimum value method, were not expensed in 2006 and will not be expensed in future periods. Options granted as a non-public company and accounted for using the intrinsic value method (cheap stock), will continue to be expensed over the vesting period. The Company adopted the prospective transition method for these options. Options granted as a public company are expensed under the modified prospective method.

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

Deferred Stock Compensation

At December 31, 2005, the Company had deferred stock compensation of approximately $630,000. In accordance with the adoption of FAS 123(R), all deferred compensation related to employee stock options has been eliminated. As of December 31, 2006, the deferred compensation balance was $0.

Income Taxes

The Company utilizes the asset and liability method specified by Statement of Financial Accounting Standards No. 109 (SFAS 109), “Accounting for Income Taxes”. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using enacted tax rates and laws that will be in effect when the differences are expected to reverse. A valuation allowance is provided when it is more likely than not that some portion or all of a deferred tax asset will not be realized.

VALERA PHARMACEUTICALS, INC

NOTES TO FINANCIAL STATEMENTS—(Continued)

Long-lived Assets

The Company assesses the recoverability of long-lived assets by determining whether the carrying value of such assets can be recovered through undiscounted future operating cash flows. If impairment is indicated, the Company measures the amount of such impairment by comparing the fair value to the carrying value. There have been no indicators of impairment through December 31, 2006.

Concentration Risks

The financial instrument that potentially subjects the Company to concentration of credit risk is cash. The Company places its cash with high-credit quality financial institutions. Concentrations of credit risk, with respect to this financial instrument, exist to the extent of amounts presented in the financial statements.

In 2006, 2005 and 2004, the Company generated all of its product sales from Vantas. In addition, for the years ended December 31, 2006 2005 and 2004, one customer accounted for 6%, 6% and 9%, respectively, of the Company’s net unit sales and 5%, 0% and 11.6% of its outstanding receivables at December 31, 2006, 2005 and 2004, respectively.

The Company is dependent on single suppliers for certain raw materials, including histrelin, the active pharmaceutical ingredient in Vantas and Supprelin-LA, and valrubicin, the active pharmaceutical ingredient in Valstar. The Company does not have an agreement with the supplier of histrelin.

Fair Value of Financial Instruments

The carrying amounts of the Company’s financial instruments, which include cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate their fair values.

Preferred Stock Dividends

The Company records deemed dividends when modifications to its preferred stock are required in accordance with EITF 98-5 and EITF 00-27. Such modifications occurred in 2004 resulting in deemed dividends of approximately $5.9 million. There were no modifications for the years ended December 31, 2006 and 2005, respectively.

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

Note 3. Inventory

Inventories consist of the following:

	December 31,
	2006	2005
	(In thousands)
Raw Materials	$583	$463
Work in process	4,411	2,426
Finished goods	917	302

	$5,911	$3,191

The preceding amounts are net of inventory reserves of approximately $1.2 million at December 31, 2006 and 2005, respectively, for certain products that failed to meet the Company’s quality control specifications.

VALERA PHARMACEUTICALS, INC

NOTES TO FINANCIAL STATEMENTS—(Continued)

Note 4. Property, Plant and Equipment

Property, plant and equipment consists of the following:

	December 31,
	Useful Lives	2006	2005
	(In thousands)
Laboratory equipment	5 years	$1,942	$1,531
Furniture and fixtures	7 years	437	161
Office equipment	5 years	145	108
Computer equipment	3 years	483	417
Computer software	3 years	301	200
Construction in process		3,536	2,526
Leasehold improvements	1-10 years	2,973	625

		9,817	5,568
Less accumulated depreciation and amortization		(1,968)	(1,374)

Property, plant and equipment, net		$7,849	$4,194

Depreciation and amortization expense for property, plant and equipment was approximately $594,000, $502,000, and $257,000, for the years ended December 31, 2006, 2005 and 2004, respectively. There were fixed assets totaling approximately $95,000 and $68,000 at December 31, 2006 and 2005, respectively, subject to capital lease obligations with accumulated amortization of approximately $71,000 and $54,000 as of December 31, 2006 and 2005, respectively.

Note 5. Accrued Liabilities

Accrued liabilities consist of the following:

	December 31,
	2006	2005
	(In thousands)
Accrued compensation, bonus and benefits	$587	$587
Accrued clinical fees	532	312
Accrued financial advisory fees	500	—
Accrued other	435	236
Accrued legal fees	358	769
Accrued royalties	238	396
Accrued commissions	231	451
Accrued auditing fees	182	251
Accrual for sales returns and adjustments	143	339
Accrued marketing expenses	108	316
Accrued income taxes	4	75
Accrued distributor chargebacks	—	621
Accrued printing fees	—	254

	$3,318	$4,607

Note 6. Capital Lease Obligations

The minimum future lease payments related to capital leases at December 31, 2006 are as follows (in thousands):

2007	$10
2008	10
2009	3

Total minimum lease payments	23
Less amount representing interest payments	1

Present value of minimum lease payments	$22

VALERA PHARMACEUTICALS, INC

NOTES TO FINANCIAL STATEMENTS—(Continued)

Note 7. Credit Line Agreement

In October 2005, the Company entered into a two-year, $7,500,000 line of credit with Merrill Lynch Capital. Under the line of credit, the amount the Company may borrow at any given time is dependent upon its accounts receivable balance and related aging of such accounts. In June 2006, the line of credit was amended for interest, covenant and operational terms. Borrowings under the amended line of credit bear an initial interest rate at the sum of the one-month LIBOR rate plus 3.25% (8.58% at December 31, 2006). The Company is subject to certain covenants under the credit agreement. In connection with the credit agreement, the Company pledged all of its assets, with the exception of intellectual property, to Merrill Lynch. As of December 31, 2006 and 2005, the Company had $0 and approximately $1.5 million outstanding under the line of credit. The interest rate on the outstanding balance was 8.14% at December 31, 2005. In February 2006, the Company used a portion of the net proceeds from its initial public offering to repay amounts outstanding under the line of credit.

Note 8. Commitments

The Company leases its facilities and certain equipment under non-cancellable operating lease agreements. The minimum future lease payments under these leases are as follows (in thousands):

Year ending December 31:
2007	$1,319
2008	1,319
2009	1,315
2010	1,399
2011	1,484
Thereafter	4,822

$11,658

Total rent expense was approximately $1.6 million, $1.4 million, and $0.7 million, for the years ended December 31, 2006, 2005 and 2004, respectively. The Company’s building lease expires March 31, 2015, and the equipment lease expires February 2009. The Company’s building lease includes escalation clauses that go into effect in 2009 and 2010, which will result in greater rent payments from 2009 to 2015. The Company records rent expense on a straight-line basis over the term of the lease. The Company has two 5-year renewal options under its building lease.

The Company is a party to certain agreements that require the Company to pay royalties to third parties based on certain net product sales. For the years ended December 31, 2006, 2005 and 2004, the Company incurred royalty expense of approximately $0.9 million, $1.3 million and $0.3 million, respectively. Future royalties are dependent on future sales levels.

Purchase Commitments

On May 17, 2006, the Company entered into a supply agreement with Plantex USA Inc. whereby Plantex would supply the Company with the active pharmaceutical ingredient (“API”) N-Trifluroacetyl-adriamycin-14 valerate, otherwise known as Valrubicin, in connection with the Company’s anticipated launch of the product Valstar for the treatment of bladder cancer. Under the agreement, the Company will only source API from Plantex in connection with the development, manufacture or sale of, and securing regulatory approval for, Valstar in the United States, its territories and possessions, and Canada (the “Territory”). Plantex will manufacture and supply all of the Company’s requirements for API for commercial sale of Valstar in the Territory. Under the terms of the agreement, beginning in the calendar year following the year in which the Company receives regulatory approval to re-launch Valstar in the United States, the Company will be required to purchase a minimum of $1.0 million of Valrubicin each calendar year until the agreement expires. The agreement will expire ten years after the date of the first commercial sale of Valstar.

VALERA PHARMACEUTICALS, INC

NOTES TO FINANCIAL STATEMENTS—(Continued)

Note 9. Capitalization

Reverse Stock Split

On January 27, 2006, the Company effected a one-for-six reverse stock split. In connection with the reverse stock split, every outstanding six shares of the Company’s common stock were replaced with one share of the Company’s common stock. All references to common stock, common shares outstanding, average number of common shares outstanding and per share amounts in these financial statements and notes to financial statements prior to the effective date of the reverse stock split have been restated to reflect the one-for-six reverse stock split on a retroactive basis. Effective upon consummation of the initial public offering, the Company reduced the number of common shares authorized for issuance to 30,000,000.

Common Stock

The Company had 14,936,641 and 1,667,082 shares of common stock outstanding at December 31, 2006 and 2005, respectively. The Company is authorized to issue 30,000,000 shares of common stock with a par value of $0.001 per share. Each holder of common stock is entitled to one vote of each share of common stock held of record on all matters on which stockholders generally are entitled to vote.

In February 2006, the Company closed its initial public offering in which it issued 3,862,500 shares of its common stock at $9.00 per share. In conjunction with this offering all of the Company’s preferred stock converted into 9,355,714 shares of common stock. As a result, the Company had 14,885,296 shares of common stock outstanding after the closing its initial public offering. During the twelve months ended December 31, 2006, 51,345 shares of common stock were issued as a result of stock option exercises.

Holders of shares of the Company’s common stock are entitled to one vote for each share held of record on all matters to be voted on by stockholders. There is no cumulative voting with respect to the election of directors. The holders of the Company’s common stock are entitled to receive dividends when, as and if declared by the board of directors out of funds legally available therefore subject to the rights of any class of stock having a preference as to dividends. Under the Company’s credit agreement with Merrill Lynch Capital, the Company agreed to not declare or pay any cash dividends.

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

Convertible Preferred Stock

All of the Company’s outstanding preferred stock was converted into common stock in conjunction with the initial public offering. In February 2006, the Company filed an amended and restated Certificate of Incorporation that removed the designations, rights and preferences of the convertible preferred stock. Effective upon consummation of the initial public offering, the Company reduced the number of the number of preferred shares authorized for issuance to 5,000,000.

Note 10. Stock-Based Compensation

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

VALERA PHARMACEUTICALS, INC

NOTES TO FINANCIAL STATEMENTS—(Continued)

The Company adopted SFAS No. 123(R), “Shared-Based Payment” on January 1, 2006. SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. Under SFAS 123(R), the options the Company granted in prior years as a non-public company (prior to the initial filing of its Registration Statement in March 2005) that were valued using the minimum value method, were not expensed in 2006 or will not be expensed in future periods. Options granted as a non-public company and accounted for using the intrinsic value method (cheap stock), will continue to be expensed over the vesting period. The Company adopted the prospective transition method for these options. Options granted as a public company are expensed under the modified prospective method.

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

The following ranges of assumptions were used to compute employee stock-based compensation:

Risk- free interest rate	3.90% - 5.01%
Expected volatility	61.1% - 66.15%
Expected dividend yield	0.0%
Expected life (in years)	6.25
Forfeiture rate	0% -13%
Weighted average fair value at date of grant	$6.10

Expected volatility is based upon an appropriate peer group within the Company’s industry sector. The expected life of the awards represents the period of time that options granted are expected to be outstanding.

At December 31, 2006, the Company changed its estimated employee forfeiture rate from 4% to 13% as a result of greater than expected actual stock option forfeitures during 2006. The Company used the most up-to-date historical information to estimate forfeitures in the valuation model. As a result of the change in the forfeiture rate, the Company recorded approximately $72,000 of income and decreased the loss per share, basic and diluted by $0.01 as a result of the revised cumulative stock based compensation adjustment.

The risk-free rate for periods within the expected life of the option is based on implied yields on U.S. Government Issues in effect at the time of grant. Compensation cost is recognized using a straight-line method over the vesting or service period and net of estimated forfeitures.

The following table presents all employee stock based compensation costs recognized in the Company’s statements of operations:

	Year Ended December 31,
	2006	2005	2004
	(in thousands)
Employee Stock-Based Compensation under Intrinsic Value Method	$192	$(527)	$3,104
Employee Stock-Based Compensation under Fair Value Method	776	—	—

Total Employee Stock-Based Compensation	$968	$(527)	$3,104

VALERA PHARMACEUTICALS, INC

NOTES TO FINANCIAL STATEMENTS—(Continued)

In 2005, as a result of the Company’s marked to market of previous re-priced options, the Company had to reverse previous recorded stock-based compensation.

The incremental employee stock-based compensation recognized in connection with the adoption of FAS 123(R) increased the pre-tax and after-tax loss for the year ended December 31, 2006, by approximately $776,000, and increased the loss per share, basic and diluted by $(0.06).

The following table illustrates the pro-forma effect on net income per share if the Company recorded compensation expense based on the fair value method for all employee stock-based compensation awards:

	Year Ended December 31,
	2005	2004
	(in thousands)
Net loss attributable to common stock holders—as reported	$(1,344)	$(17,884)
Add: non-cash employee compensation as reported	(527)	3,104
Deduct: total employee stock-based compensation expense determined under fair value based method for all awards	(750)	(302)

Net income to common stockholders—pro-forma	$(2,621)	$(15,082)

Basic and diluted net loss per share—as reported	$(0.81)	$(10.73)
Basic and diluted net loss per share—pro-forma	$(1.57)	$(9.05)

The fair value of the options was estimated at the date of grant using the minimum value pricing model with the following assumptions:

	Year Ended December 31,
	2005
	Public	Non-Public	2004
Risk-free interest rate	4.27%	3.90%	4.24%
Dividend yield	0%	0%	0%
Volatility	61%	0%	0%
Expected lives (in years)	6.3	4.0	4.0

The following table summarizes option activity for the Company’s common stock for the years ended December 31, 2004, 2005, and 2006.

	Common Stock Options	Weighted-Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Contractual Life
	(in thousands)
Outstanding at December 31, 2003	772,193	$3.00
Granted	353,832	$3.00
Exercised	—
Forfeited	(6,600)	$3.00

Outstanding at December 31, 2004	1,119,425	$3.00
Granted	193,594	$11.55
Exercised	(417)	$3.00
Forfeited	(46,753)	$4.45

Outstanding at December 31, 2005	1,265,849	$4.25
Granted	390,200	$8.74
Exercised	(51,345)	$3.05
Forfeited	(106,541)	$6.73

Outstanding at December 31, 2006	1,498,163	$5.29	$607	7.6

Exercisable at December 31, 2006	791,730	$3.51	$279	6.9

VALERA PHARMACEUTICALS, INC

NOTES TO FINANCIAL STATEMENTS—(Continued)

The total intrinsic value of the options exercised during the year ended December 31, 2006 was $125,131. The Company received approximately $157,000 of cash from stock option exercises during the year ended December 31, 2006. As of December 31, 2006, there was approximately $2.4 million of total employee unrecognized compensation cost related to non-vested stock-based compensation awards granted under the Plan. That cost is expected to be recognized over a weighted average period of three years.

For the years ended December 31, 2004, 2005 and 2006 the Company granted a total of 5,000, 10,833 and 0 options, respectively, to certain consultants. The Company has accounted for non-employee options in accordance with EITF 96-18 and, accordingly, recorded non-cash expense of approximately $51,000, 164,000 and $8,000 for the years ended December 31, 2004, 2005 and 2006 respectively.

During the twelve month period ended December 31, 2006, the Company granted stock options with exercise prices as follows:

Grants Made During Quarter Ended	Number of Options Granted	Weighted Average Exercise Price	Weighted Average Fair Value per Share	Weighted Average Intrinsic Value per Share
March 31, 2006	220,600	$9.08	$5.57	—
June 30, 2006	122,100	$8.96	$5.87	—
September 30, 2006	7,500	$7.36	$4.79	—
December 31, 2006	40,000	$6.45	$4.71	—

Total	390,200	$8.74	$5.56	—

During the twelve month period ended December 31, 2005, the Company granted stock options with exercise prices as follows:

Grants Made During Quarter Ended	Number of Options Granted	Weighted Average Exercise Price	Weighted Average Fair Value per Share	Weighted Average Intrinsic Value per Share
March 31, 2005	14,499	$6.00	$16.20	$10.20
June 30, 2005	143,594	$12.00	$12.00	—
September 30, 2005	4,334	$12.00	$12.00	—
December 31, 2005	31,167	$12.00	$12.00	—

Total	193,594	$11.55	$12.31	—

During the twelve month period ended December 31, 2004, the Company granted stock options with exercise prices as follows:

Grants Made During Quarter Ended	Number of Options Granted	Weighted Average Exercise Price	Weighted Average Fair Value per Share	Weighted Average Intrinsic Value per Share
March 31, 2004	—	—	—	—
June 30, 2004	833	$3.00	$4.80	$1.80
September 30, 2004	329,666	$3.00	$5.40	$2.40
December 31, 2004	23,333	$3.00	$16.20	$13.20

Total	353,832	$3.00	$6.11	—

VALERA PHARMACEUTICALS, INC

NOTES TO FINANCIAL STATEMENTS—(Continued)

The following table summarizes information about stock options outstanding and exercisable at December 31, 2006:

	Outstanding
		Weighted Average		Exercisable
Range of Exercise Price	Number	Remaining Contractual Life	Weighted Average Exercise Price	Number	Weighted Average Exercise Price
$3.00	981,331	6.8 years	$3.00	745,393	$3.00
$5.96-$8.85	166,666	9.4 years	$8.05	2,294	$6.00
$9.00-$12.00	350,166	8.9 years	$10.38	44,043	$12.00

$3.00-$12.00	1,498,163	7.6 years	$5.29	791,730	$3.51

The following table summarizes information about stock options exercisable:

	December 31,
	2006	2005	2004
Exercisable Stock Options	791,730	605,032	334,164
Weighted Average Exercise Price	$3.51	$3.11	$3.00

As of December 31, 2006, the Company had a total of 1,833,333 shares of its common stock for issuance pursuant to its Equity Plan. This included 1,498,163 of stock options outstanding, 51,762 of previously exercised stock options and 283,408 of stock options available for grant.

Note 11. Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting and the amount used for income tax purposes. The Company’s deferred tax assets relate primarily to net operating loss carryforwards, research and development tax credits, and non-cash stock-based compensation. At December 31, 2006 and 2005, a valuation allowance was recorded to fully offset the net deferred tax asset. The change in the valuation allowance for the years ended December 31, 2006 and 2005 was approximately $3.9 million and $4.9 million, respectively. Significant components of the Company’s deferred tax assets were as follows:

	December 31,
	2006	2005
	(in thousands)
Deferred tax assets:
Net operating loss carryforwards	$12,593	$7,770
Research and development credits	1,604	1,423
Stock-based compensation	—	904
Amortization of stock-based compensation	192	126
Non-employee stock compensation	90	87
Other	811	1,049

Total gross deferred tax assets	15,290	11,359
Deferred tax liabilities:
Depreciation and amortization	197	134

Total gross deferred tax liabilities	197	134
Valuation allowance for deferred tax assets	(15,093)	(11,225)

Net deferred tax assets	$—	$—

VALERA PHARMACEUTICALS, INC

NOTES TO FINANCIAL STATEMENTS—(Continued)

As of December 31, 2006, the Company had federal net operating loss carryforwards of approximately $32.5 million. The net operating loss carryforwards will expire at various dates beginning in 2022, if not utilized. The Company had research and development tax credit carry forwards at December 31, 2006, of approximately $1.6 million, which will begin to expire in 2022. If an ownership change, as defined under Internal Revenue Code Section 382, occurs the use of these carry forwards may be subject to limitation.

(Benefit from) provision for income tax consists of:

	For the Year December 31,
	2006	2005	2004
	(in thousands)
Federal	$—	$20	$—
State	(207)	55	(243)

Total	$(207)	$75	$(243)

In 2006, the New Jersey Economic Development Authority approved the Company’s application to sell New Jersey State income tax benefits under the New Jersey Technology Tax Transfer Program (the “Program”). During the fourth quarter of 2006, the Company recognized approximately $193,000 from the sale of the State of New Jersey income tax benefits. The Program requires that the Company maintain certain employment levels in New Jersey and that the proceeds from the sale of the tax benefits be spent in New Jersey. The Company participated in this program in 2004 as well. During the fourth quarter of 2004, the Company recognized $243,000 from the sale of State of New Jersey income tax benefits.

The Company has incurred net operating losses since inception. However, in 2005 the Company generated taxable income as a result of certain temporary and permanent differences between book income and taxable income. As a result, the Company recorded an alternative minimum tax provision of $20,000 for federal purposes and $55,000 for state purposes.

A reconciliation of the statutory tax rates and the effective tax rates for the periods ended:

	December 31,
	2006	2005	2004
Statutory rate	(34)%	(34)%	(34)%
State and local income taxes (net of federal tax benefit)	(1)	(3)	(6)
Research and development tax credits	(1)	(11)	(2)
Alternative minimum tax	—	2	—
Other permanent items	3	6	—
Other	4	—	—
Change in valuation allowance	28	46	42

	(1)%	6%	0%

VALERA PHARMACEUTICALS, INC

NOTES TO FINANCIAL STATEMENTS—(Continued)

Note 12. Net Loss Per Share

The Company computes its basic net loss per share by dividing net loss by the weighted-average number of shares of common stock outstanding. Diluted net loss per share of common stock (“Diluted EPS”) is computed by dividing net loss by the weighted-average number of shares of common stock and dilutive common equivalent shares then outstanding as long as such impact would not be anti-dilutive. All of the common stock equivalent shares for the years ended December 31, 2006, 2005 and 2004 have been excluded from the computation of diluted net loss per share as their effect would be anti-dilutive.

	Year Ended December 31,
	2006		2005		2004
	Net loss (Numerator)	Shares (Denominator)	Net loss (Numerator)	Shares (Denominator)	Net loss (Numerator)	Shares (Denominator)
Basic net loss	$13,939	13,580	$(1,344)	1,667	$(12,023)	1,667
Deemed dividend	—	—	—	—	(5,681)	—

Basic net loss per share factors	$13,939	13,580	$(1,344)	1,667	$(17,884)	1,667

Effect of preferred stock conversion	—	—	—	—	—	—
Effect of dilutive stock options	—	—	—	—	—	—

Diluted net loss per share factors	$13,939	13,580	$(1,344)	1,667	$(17,884)	1,667

Basic and diluted net loss per share	$(1.03)		$(0.81)		$(10.73)

Note 13. Related Party Transactions

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

Sanders Morris Harris, Inc. and its affiliates own approximately 40% of the outstanding equity of BioPro Pharmaceutical, Inc. and over 90% of the outstanding equity of Alpex Pharma S.A., two companies with which the Company has agreements to distribute, develop and market its Vantas product. The Company received payments of approximately $100,000 and $300,000 during the years ended December 31, 2006 and 2005, respectively from BioPro. The Company made payments of approximately $145,000 and $400,000 during the years ended December 31, 2006 and 2005, respectively to Alpex.

On July 17, 2006, the Company entered into the Shareholders’ Agreement pursuant to which the Company received a 19.9% ownership in a newly created Dutch company called Spepharm Holding B.V. In accordance with the Shareholders’ Agreement, David S. Tierney, M.D., Valera’s President and Chief Executive Officer and Mr. James Gale, the Company’s chairman of the board of directors, were appointed as members of Spepharm’s initial supervisory board. Additional investors in Spepharm include Life Sciences Opportunities Fund (Institutional) II, L.P and Life Sciences Opportunities Fund II, L.P. Both funds are funds managed by, and affiliates of, SMH, whose affiliates own approximately 37% of the outstanding common stock of the Company. Mr. Gale is a Managing Director of SMH and the investment manager of such funds that hold shares of Valera and has sole voting and dispositive power over such shares. SMH, along with a third party unaffiliated with the Company, have committed EUR 20,000,000 to the Spepharm venture.

VALERA PHARMACEUTICALS, INC

NOTES TO FINANCIAL STATEMENTS—(Continued)

On September 27, 2006, we entered into a License and Distribution Agreement with Spepharm Holding B.V. (“Spepharm”). Under the terms of the agreement, we will give Spepharm the exclusive licensing and distributing rights to our products under the trademark Vantas® and Supprelin-LA in the European Union as well as Norway and Switzerland for a period of ten years, unless sooner terminated as provided by the agreement. Spepharm will pay us for our supply and Spepharm’s distribution of the products under the agreement an aggregate amount equal to forty percent (40%) of Net Sales (“the Royalty Amount”) as defined by the agreement based on an established transfer price. In addition, following the end of each quarter, Spepharm will pay us an amount equal to the difference between (a) the aggregate Royalty Amount for such calendar quarter minus (b) the aggregate transfer prices paid by Spepharm during such calendar quarter.

Note 14. Defined Contribution Plan

The Company sponsors a 401(k) plan for eligible employees. The Company’s contributions to the plan are discretionary and are 50% of the employee’s contribution, not to exceed 5% of total compensation. Under the plan, each employee is fully vested in his or her deferred salary contributions. The Company’s contributions vest over a three year period. The total Company 401(k) contributions amounted to approximately $239,000, $164,000 and $55,000 for the years ended December 31, 2006, 2005 and 2004, respectively.

Note 15. Acquisition of Product

On March 31, 2006, the Company completed its acquisition of the product rights associated with the product known as Valstar (valrubicin) in the United States and Valtaxin in Canada. As of December 31, 2006, the Company has an intangible asset of approximately $446,000 associated with such product rights. The intangible asset was recorded at its original cost of $525,000, less accumulated amortization of approximately $79,000 as of December 31, 2006. Intangible assets are stated at cost, less accumulated amortization, and are amortized over their estimated useful lives using the straight-line method. The Company estimates that the useful life of the Valstar product rights is five years. The Company periodically reviews the original estimated useful lives of long-lived assets and makes adjustments when appropriate.

Note 16. Selected Quarterly Financial Data (Unaudited)

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	(In thousands, except per share amounts)
2006
Total net revenue	$5,532	$6,220	$3,013	$3,201
Cost of product sales	1,461	1,653	883	1,110
Total operating expenses	7,818	9,246	8,002	7,987
(Loss) from operations	(2,286)	(3,026)	(4,989)	(4,786)
Provision for (benefit) from income taxes	10	10	(36)	(191)
Net (loss) attributable to common shareholders	(2,112)	(2,742)	(4,684)	(4,401)
Basic net (loss) attributable to common shareholders per common share	$(0.22)	$(0.18)	$(0.31)	$(0.29)
Diluted net (loss) attributable to common shareholders per common share	$(0.22)	$(0.18)	$(0.31)	$(0.29)

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	(In thousands, except per share data)
2005
Total net revenue	$7,695	$10,286	$3,678	$5,173
Cost of product sales	1,023	2,951	809	1,183
Total operating expenses	5,972	8,777	6,805	6,596
Income (loss) from operations	1,723	1,509	(3,127)	(1,423)
Provision (benefit)for income taxes	160	140	(300)	75
Net income (loss) attributable to common shareholders	1,577	1,382	(2,808)	(1,495)
Basic net income (loss) attributable to common shareholders per common share	$0.95	$0.83	$(1.68)	$(0.90)
Diluted net income (loss) attributable to common shareholders per common share	$0.14	$0.12	$(1.68)	$(0.90)

VALERA PHARMACEUTICALS, INC.

VALUATION AND QUALIFYING ACCOUNTS SCHEDULE

SCHEDULE II

(in thousands)

	Balance at Beginning of Period	Charged to Cost and Expenses	Charged to Other Accounts	Deductions	Balance at End of Period
For the year ended December 31, 2006:
Allowance for Sales Returns and Adjustments	$339	1,083		1,279	143
For the year ended December 31, 2005:
Allowance for Sales Returns and Adjustments	$344	$2,195	—	$2,200	$339
For the year ended December 31, 2004:
Allowance for Sales Returns and Adjustments		398	—	54	344
For the year ended December 31, 2006:
Allowance for Doubtful Accounts and Cash Discounts	$385	$840	—	$968	$257
For the year ended December 31, 2005:
Allowance for Doubtful Accounts and Cash Discounts	$91	$557	—	$263	$385
For the year ended December 31, 2004:
Allowance for Doubtful Accounts and Cash Discounts	—	91	—	—	91
For the year ended December 31, 2006:
Tax Valuation Allowance	$11,225	3,868			15,093
For the year ended December 31, 2005:
Tax Valuation Allowance	$10,646	$579	—	—	$11,225
For the year ended December 31, 2004:
Tax Valuation Allowance	5,733	4,913	—	—	10,646
For the year ended December 31, 2006:
Inventory Valuation Reserve	$1,198	140		160	1,178
For the year ended December 31, 2005:
Inventory Valuation Reserve	$91	$1,083	$138	$114	$1,198
For the year ended December 31, 2004:
Inventory Valuation Reserve	—	91	—	—	91

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None

Item 9A.	Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2006 and, based on that evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective. Disclosure controls and procedures are our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended (the “Securities Exchange Act”), is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Securities Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None

Part III

Item 10.	Directors and Executive Officers of the Registrant

The following sets forth information for each of our directors and executive officers as of January 1, 2007.

Name	Age	Position
David S. Tierney, M.D	43	President, Chief Executive Officer and Director
Andrew T. Drechsler	35	Chief Financial Officer and Secretary
Petr F. Kuzma	63	Vice President of Research and Development
Jeremy D. Middleton	45	Vice President of Business Development
Matthew L. Rue, III	56	Vice President of Marketing and Commercial Development
James C. Gale	57	Chairman of the Board of Directors
David R. Dantzker, M.D	63	Director
Jerome Feldman	78	Director
Hubert Huckel, M.D.	75	Director
Jeffrey M. Krauss	50	Director
Ogden R. Reid	81	Director
Howard Silverman	71	Director
John T. Spitznagel	65	Director

David S. Tierney, M.D. joined us in August 2000 as our President and Chief Executive Officer. In December 2001, Dr. Tierney became a member of our board of directors. Prior to joining us, Dr. Tierney was president of Biovail Technologies, a division of Biovail Corporation, a Canadian drug delivery company, from January 2000 to August 2000. Prior to Biovail, Dr. Tierney spent three years at Roberts Pharmaceutical Corporation as senior vice president of drug development from March 1997 to January 2000. Prior to joining Roberts, Dr. Tierney spent eight years at Elan Corporation, plc, a pharmaceutical company, in a variety of management positions. Dr. Tierney currently serves as a director on Catalyst Pharmaceutical Partners, a pharmaceutical company and Spepharm Holding B.V. a Dutch pharmaceutical distributor company. In January 2007, Dr. Tierney was appointed to serve on the board of directors of NexMed, a specialty pharmaceutical company. Dr. Tierney received a medical degree from the Royal College of Surgeons in Dublin, Ireland and was subsequently trained in internal medicine.

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

Petr F. Kuzma is our Vice President of Research and Development. Mr. Kuzma has been with us since 1987 serving in various roles and became Vice President of Research and Development in March 2000. Mr. Kuzma has over thirty years of experience in the polymer, medical device and pharmaceutical industries. He joined GP Strategies, our former parent and a global provider of training, e-Learning solutions, management consulting, engineering and simulation services in 1975. During his tenure at GP Strategies, he held numerous research and development positions of increasing scope and responsibility with various divisions of GP Strategies. Mr. Kuzma received a M.S. in chemical engineering from Slovak University of Technology in Slovakia, a B.S. in chemistry from St. Peter’s College, and a B.S. in chemical technology from the Institute of Industrial Chemistry in the Czech Republic.

Jeremy D. Middleton is our Vice President of Business Development. Mr. Middleton joined us in May of 2006. Prior to joining us, Mr. Middleton was Vice President, Commercial Development at Neose Technologies, a biopharmaceutical company focused on the development of proprietary therapeutic proteins. At Neose, he led the commercial development and strategic planning groups and was responsible for key aspects of business development. Mr. Middleton began his pharmaceutical career in the United Kingdom with Boots Pharmaceuticals, a predecessor to BASF Pharma which has since been merged into Abbott Laboratories. He held positions of increasing responsibility with the U.K., Australian and United States operating arms of Boots, including directing the United States business planning process for Synthroid® and Vicodin®. At BASF Pharma and Abbott, he was Global Product Director for Humira®, a treatment for rheumatoid arthritis.

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

James C. Gale is the Chairman of our board of directors and has served as a member of our board of directors since December 2001. Mr. Gale is a managing director of Sanders Morris Harris, Inc., a national investment management and investment banking company and affiliate of several stockholders of ours, and is the managing partner of LOF Partners, an affiliate of Sanders Morris Harris that manages several stockholders of ours and has served in this capacity since 1998. From 1992 to 1998, Mr. Gale was head of investment banking at Gruntal & Co., L.L.C., a large brokerage and investment banking company. Prior to joining Gruntal, Mr. Gale originated and managed private equity investments for the Home Insurance Co., Gruntal’s parent, from 1989 to 1992. Mr. Gale also serves on the board of directors of Relm Wireless Corporation, as well as several private companies.

David R. Dantzker, M.D. has served as a member of our board of directors since June 2003. Dr. Dantzker has been a general partner at Wheatley MedTech Partners, L.P., a New York-based venture capital firm and one of our stockholders, since January 2001. He has served on the faculty and in leadership positions of four major research-oriented medical schools and has authored or co-authored 130 research papers and five textbooks. He is an internationally recognized expert in the area of pulmonary medicine and critical care. Prior to serving with Wheatley Partners, Dr. Dantzker served as chief executive officer of Redox Pharmaceuticals Corporation from November 2000 until October 2001. Dr. Dantzker served as President of Long Island Jewish Medical Center from July 1993 to October 1997 and President of North Shore—LIJ Health System from October 1997 until May 2000. Dr. Dantzker is currently chairman of the board of directors of Versamed, Inc. and Oligomerix and a director of CNS, Visionsense, Ltd., Advanced Biohealing Inc. and Neuro Hi-tech.

Jerome I. Feldman has served as a member of our board of directors since January 2005. Mr. Feldman is chairman of the board of directors and chief executive officer of National Patent Development Corporation, the parent of one of our stockholders, MXL Industries, Inc., and a holding company with interests in optical plastics, paint and hardware distribution and pharmaceuticals. Mr. Feldman was the founder of GP Strategies Corporation, and from 1959 to 2005 served as its chief executive officer. He has also served as chairman of the board of directors of GP Strategies Corporation from 1999 to 2005. Mr. Feldman was president of GP Strategies from 1959 until 2001. Mr. Feldman is currently the Chairman of the Executive Committee of GP Strategies Corporation. He

has been chairman of the board of directors of Five Star Products, Inc., a wholesale distributor of home decorating, hardware and finishing products, since 1994, a director of GSE Systems, Inc., a global provider of real-time simulation and training solutions, since 1994, and chairman of the board of directors of GSE since 1997. Mr. Feldman is also chairman of the New England Colleges Fund and a former Trustee of Northern Westchester Hospital Center.

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

Jeffrey M. Krauss has served as a member of our board of directors since August 2004. Mr. Krauss is also the Chairman of our Audit Committee. Mr. Krauss has been a managing member of Psilos Group Managers, LLC, a New York-based venture capital firm specializing in healthcare investments since 2000. He is a managing member of the General Partner of Psilos Group Partners II, L.P., and one of our stockholders since August 2004. Prior to joining Psilos, Mr. Krauss spent ten years at Nazem & Company as a General Partner of three venture capital funds that specialized in healthcare investments from 1990 to 2000. Prior to joining Nazem, Mr. Krauss was an attorney at the law firm of Simpson Thacher & Bartlett LLP, where he specialized in private equity transactions. Mr. Krauss is currently a volunteer member of the Healthcare Sector Group of the New York City Investment Fund. Mr. Krauss is an attorney and also a certified public accountant. Mr. Krauss currently serves as a director on the boards of Quovadx, Inc. and Tegal Corporation, as well as several private companies.

Ogden R. Reid has served as a member of our board of directors since December 2001. Mr. Reid was formerly vice chairman of GTS Duratek, Inc. and is currently a director and the chairman of the audit committee of GP Strategies Corporation. From 1953 to 1959, he was president and editor of both the New York Herald Tribune Inc. and the New York Herald Tribune S.A. As a member of the United States Congress from 1961 to 1974, he served on the Foreign Affairs, Education and Labor, and Government Operations Committees. A candidate for Governor of New York in 1974, he later became Commissioner of the New York State Department of Environmental Conservation. He was also chairman of the executive committee for the Board of MGM from 1956 to 1957. Mr. Reid is currently chairman of the Council of American Ambassadors.

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

John T. Spitznagel has served as a member of our board of directors since December 2001. Since May 2005 Mr. Spitznagel has served as chairman and chief executive officer of Esprit Pharma, Inc., a specialty pharmaceutical firm. From 2002 until March 2005, Mr. Spitznagel was the chairman and chief executive officer of ESP Pharmaceuticals, Inc. Previously, from 1996 to 1999, Mr. Spitznagel served as president and chief executive officer of Roberts Pharmaceutical Corporation, a specialty pharmaceutical firm, which merged with Shire Pharmaceuticals Group plc in 1999. Prior to joining Roberts, Mr. Spitznagel was president of Reed and Carnrick, a specialty pharmaceutical firm, from 1990 to 1995. Mr. Spitznagel is a director of Barbeau Pharma, Inc. and IRX Therapeutics, Inc. and a trustee of Rider University.

Board Composition

Our amended and restated certificate of incorporation provides for a classified board of directors consisting of three staggered classes of directors, as nearly equal in number as possible. At each annual meeting of stockholders, a class of directors will be elected for a three-year term to succeed the directors of the same class whose terms are then expiring. If the proposed merger with Indevus is not consummated, the terms of the directors will expire upon election and qualification of successor directors at the annual meeting of stockholders to be held during the years 2007 for the Class I directors, 2008 for the Class II directors and 2009 for the Class III directors. Currently:

•	our Class I directors are Mr. Feldman, Dr. Huckel and Mr. Reid;

•	our Class II directors are Dr. Dantzker, Mr. Gale and Mr. Silverman; and

•	our Class III directors are Mr. Krauss, Mr. Spitznagel and Dr. Tierney.

The board and each committee of the board observe all criteria for independence established by The NASDAQ Global Market, or Nasdaq, and other governing laws and regulations. No director will be deemed to be independent unless the board affirmatively determines that the director has no material relationship with us directly, or as an officer, stockholder or partner of an organization that has a relationship with us.

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

Audit Committee

The Audit Committee is primarily concerned with the accuracy and effectiveness of the audits of our financial statements by our independent auditors. Its duties include:

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

Currently, the Audit Committee is comprised of Messrs. Krauss and Reid and Dr. Huckel, each of whom is independent as defined under Nasdaq rules. Mr. Krauss currently serves as Chairman of the committee. The board of directors has determined that Mr. Krauss qualifies as “audit committee financial expert” as that term is defined under the rules of the Securities and Exchange Commission, or SEC. The Audit Committee met six times during fiscal year 2006.

Compensation Committee

The Compensation Committee’s primary responsibility is to discharge our board of director’s responsibilities relating to compensation of our senior executives. Currently, the Compensation Committee is comprised of Messrs. Spitznagel and Silverman and Dr. Dantzker, each of whom is independent as defined under Nasdaq rules. Mr. Silverman currently serves as Chairman of the committee. The Compensation Committee met three times during fiscal year 2006. The Compensation Committee’s duties and report on executive compensation is included in Item 11. Executive Compensation.

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

The Nominating and Corporate Governance Committee is comprised of Messrs. Gale, Krauss and Feldman, each of whom is independent as defined under Nasdaq rules. Mr. Gale currently serves as Chairman of the committee. The Nominating and Corporate Governance Committee met one time during fiscal year 2006.

Compensation Committee Interlocks and Insider Participation

None of the members of our Compensation Committee were at any time an officer or employee of ours. In addition, none of our executive officers serves as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving as a member of our board of directors or Compensation Committee. Dr. Dantzker has voting control over 128,753 shares of common stock that are held by various funds of Wheatley Med Tech Partners L.P. Mr. Silverman invested $126,846 in SMH Valera LLC, which purchased shares of our series C convertible preferred stock in 2004. In addition, Dr. Dantzker was elected a director as a representative of Wheatley Med Tech Partners, L.P. under our second amended and restated investor rights agreement dated August 16, 2004. Their right to have a representative on our board of directors terminated in February 2006, when the registration statement for our initial public offering was declared effective.

Code of Conduct

We have a Code of Business Conduct and Ethics, which is attached as an exhibit to this Annual Report on Form 10-K. We require all employees, officers and directors to adhere to this Code in addressing the legal and ethical issues encountered in conducting their work. The Code of Business Conduct and Ethics requires that our employees, officers and directors avoid conflicts of interest, comply with all laws and other legal requirements, conduct business in an honest and ethical manner, and otherwise act with integrity and in our best interest. Our Code of Business Conduct and Ethics is intended to comply with Item 406 of the SEC’s Regulation S-K and Nasdaq.

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

We have a webpage with our Corporate Code of Business Conduct and Ethics and certain Corporate Governance information. You can access this information on our webpage through our internet site, www.valerapharma.com, by clicking on the “Corporate Information” link to the heading “Investors.” You can also access our Investor Relations webpage directly at www.valerapharma.com/investors.asp. We will post any amendments to the Code of Business Conduct and Ethics, and any waivers that are required to be disclosed by the rules of either the SEC or Nasdaq,, on our internet site. You can request a copy of our Code of Business Conduct and Ethics, at no cost, by contacting Investor Relations, 7 Clarke Drive, Cranbury, NJ 08512 or (609-235-3000).

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires that Each of our directors, certain of our officers and stockholders beneficially owning more than 10% of our common stock, file with the SEC initial reports of ownership and reports of changes in ownership of our common stock and furnish us with copies of all Section 16(a) forms which they file. To our knowledge, and based solely on a review of the copies of such reports furnished to us or written representations that no other reports were required, all fiscal year 2006 Section 16(a) filing requirements applicable to our directors, officers and stockholders beneficially owning more than 10% of our common stock were complied with, except that James C. Gale, Sanders Morris Harris, Inc. and certain funds affiliated with Sanders Morris Harris, Inc. were late in jointly filing one form 4.

Item 11.	Executive Compensation

Compensation Discussion and Analysis

Compensation Committee Membership and Organization

The Compensation Committee of the board of directors, or the Compensation Committee, has responsibility for establishing, implementing, and continually monitoring adherence with the Company’s compensation philosophy. Its duties include;

•	developing guidelines and reviewing the total compensation and performance of our executive officers;

•	setting the total compensation of our chief executive officer, or CEO, and evaluating his performance based on corporate goals and objectives;

•	making recommendations to the board of directors with respect to incentive and equity-based compensation plans, and programs in order to allow us to attract and retain qualified personnel; and

•	reviewing director compensation levels and practices, and recommending, from time to time, changes in such compensation levels and practices to the board of directors.

The Compensation Committee consists of no fewer than three members. All members of the Compensation Committee must meet the independence requirements of the listing standards of NASDAQ and the non-employee director definition of Rule 16b-3 promulgated under Section 16 of the Exchange Act, and at least two members of the Committee must meet the outside director definition of Section 162(m) of the Internal Revenue Code of 1986, as amended, or the Code. Currently, the Compensation Committee is comprised of Messrs. Spitznagel and Silverman and Dr. Dantzker. Mr. Silverman currently serves as Chairman of the committee.

A copy of the Compensation Committee’s charter is available at: http://www.valerapharma.com. The Compensation Committee reviews its charter annually.

The Compensation Committee meets at scheduled times during the year and meets on an as-necessary interim basis. Additionally, the Compensation Committee considers and takes action by written consent. The Compensation Committee met three times during fiscal year 2006; two of which were scheduled meetings and one of which was an interim meeting. The interim meeting was called to approve the grant of options to all employees as a result of our initial public offering, or IPO, in February 2006. Additionally, the Compensation Committee acted by unanimous written consent on two occasions: once in October 2006 to approve an option grant to one of our vice presidents and once in December 2006 for the purpose of amending certain executive officers change in control agreements and Dr. Tierney’s employment agreement in order to provide for certain payments to be made upon the occurrence of a change in control rather than upon the termination of such officer’s employment within a certain period following a change in control. These amendments were made pursuant to and in accordance with the rules governing non-qualified deferred compensation promulgated under Section 409A of the Code.

Compensation Philosophy and Objectives

The Compensation Committee’s philosophy and objectives in setting compensation policies for executive officers is to align pay with performance, while at the same time providing fair, reasonable and competitive compensation that will allow us to retain and attract superior executive talent. The Compensation Committee strongly believes that executive compensation should align executives’ interests with those of stockholders by rewarding achievement of specific annual, long-term, and strategic goals by the Company, with the ultimate objective of improving stockholder value. To that end, the Compensation Committee believes executive compensation packages provided by the Company to its executive officers should include a mix of both cash and equity-based compensation that reward performance as measured against established goals.

Role of Executive Officers in Compensation Decisions

The Compensation Committee makes all compensation decisions for our executive officers and approves recommendations regarding equity awards to all officers of the Company with the title of vice president and above. The executive officers establish targets and goals and present them to the Compensation Committee. The Compensation Committee reviews and approves the final targets and maximum levels for each component of the financial objectives.

Setting Executive Compensation

Based on the foregoing objectives, the Compensation Committee has structured the Company’s annual and long-term incentive-based cash and non-cash executive compensation to motivate executives to achieve the business goals set by the Company and reward the executives for achieving such goals. In furtherance of this, the Compensation Committee engaged a recognized external compensation consultant to conduct a review and evaluate the Company’s current compensation practices and its competitive position in the industry. We refer to this review as the Executive Compensation Review. The Executive Compensation Review provided the Compensation Committee with relevant market data and alternatives to consider when making compensation decisions for our executive officers. As part of the Executive Compensation Review, companies with comparable revenue in the specialty pharmaceutical and biotechnology industries were selected to create a custom peer group. The competitive market data for the study included a mix of two recognized external compensation survey sources, and was deemed to fairly represent the labor markets in which the Company competes for executive talent. The market information served as one of the factors the Compensation Committee considered in determining the total compensation for our executive officers.

In addition to the information provided through the Executive Compensation Review, the Compensation Committee, together with our board of directors, also reviewed and evaluated our level of performance as well as the performance of each of our executive officers, including Dr. Tierney, in order to determine current and future appropriate compensation levels.

Components of Executive Compensation for Fiscal Year 2006

For the fiscal year ended December 31, 2006, the principal components of compensation for our executive officers were;

•	Base salary;

•	Annual non-equity incentive bonus;

•	Long-term equity incentives; and

•	Other benefits

Mix of pay components

Compensation of our executive officers is based on the pay-for-performance philosophy, which emphasizes performance measures that correlate closely with total stockholder return. Given this, a significant portion of our executives’ annual and long-term compensation is at-risk. The percentage of compensation at risk increases as the level of position increases. This provides additional upside potential and downside risk for senior positions, recognizing that these roles have greater influence on the performance of the Company.

Base salary

The Company provides our executive officers and other employees with base salary to compensate them for services rendered during the fiscal year. The Compensation Committee intends to compensate our executive officers competitively within the industry. In addition to conducting the Executive Compensation Review, the Compensation Committee considered the scope of and accountability associated with each executive officer’s position and such factors as the performance and experience of each executive officer when setting base salary levels for fiscal year 2006. With respect to executive officers other than Dr. Tierney, who is discussed below, the Compensation Committee targeted base salaries to be competitive, benchmarking against the 25th percentile of the industry. In some circumstances it is necessary to provide compensation above these levels; these circumstances include the need to retain key individuals, to recognize roles that were larger in scope or accountability than standard market positions and/or to reward individual performance.

Salary levels are typically reviewed annually as part of our performance review process as well as upon a promotion or other change in job responsibility.

Annual non-equity incentive bonus

Executive officers are eligible to participate in the Valera Incentive Program (the “VIP”). The VIP links cash incentives to Company performance, based on short-term, operational measures that are deemed drivers of long-term success. The executive officers establish targets and goals for the Company and presents them to the Compensation Committee. The Compensation Committee reviews and approves the final targets and maximum levels for each component of the bonus at the first Compensation

Committee meeting held in the fiscal year. Payment of awards under the VIP is based on the achievement of such objectives for the current year. Upon completion of the fiscal year, the Compensation Committee assesses the performance of the Company for each objective of the VIP, comparing actual fiscal year results to the pre-determined target and maximum levels for each objective and an overall percentage amount for the objectives is calculated.

For fiscal year 2006, funding of the VIP was based on the achievement of annual sales volume, annual spending by functional area, product development milestones and other operational milestones. The annual sales volume and annual spending by functional area goals were derived from our internal projections and business plan.

The formula for determining the bonus award under the VIP for 2006 was as follows:

Eligible Earnings × Individual Incentive Target × (weighted average of Business Performance x Individual Performance) = Award

The Business Performance aspect of the VIP was structured such that 30% of the annual bonus opportunity was based on the results for annual sales volume; 30% was based on annual spending by functional area; 30% was based on the product development milestones and 10% was based on the other operational milestones.

All of our executive officers, other than Dr. Tierney, were eligible for annual non-equity incentive target bonuses ranging from twenty-five to thirty-five percent of their base salary, depending on their positions. Dr. Tierney was eligible for an annual non-equity incentive target bonus of fifty percent of his base salary. The bonus targets were set such that the total target cash compensation (base salary plus on-target bonus amount) for each officer was competitive to peers in the industry, as set forth in the Executive Compensation Review.

Bonus funding results for fiscal 2006:

The total funding for the business performance aspect of the VIP for 2006 was 50% of the target annual funding amount. The funding is summarized in the table below:

Measure	Achievement	Target Annual Funding	Actual Annual Funding
Annual Sales Volume	Not achieved	30%	0%

Spending by Functional Area	Achieved	30%	33%

Product Development Milestones	Certain milestones were met	30%	12%

Operational Milestones	Certain milestones were met	10%	5%

The actual VIP awards earned by each executive officer for fiscal year 2006 is set forth in Summary Compensation Table.

Discretionary bonus payments

From time to time, the Compensation Committee may, on limited occasion, provide one-time discretionary bonuses to certain executive officers in recognition of a particular achievement or result that is not otherwise reflected in the VIP. No such discretionary awards were made in fiscal year 2006.

Long-term incentives

Options and restricted stock awards. The Compensation Committee may provide our executive officers with long-term incentive awards through grants of stock options and restricted stock awards. Each of the equity incentive vehicles serves a particular purpose in supporting our long-term compensation strategy. The Compensation Committee is responsible for determining who will receive awards, when awards will be granted, the exercise price of each stock option grant, and the number of shares of our common stock subject to each option or restricted stock award. However, the Compensation Committee has delegated to our CEO the authority to grant options to employees below the level of vice president in an amount not to exceed 20,000 shares per grant. The Compensation Committee considers grants of long-term incentive awards to executive officers each fiscal year.

Stock Options. Stock options enhance the link between the creation of stockholder value and long-term executive incentive compensation. Stock options provide our executive officers with the opportunity to purchase and maintain an equity interest in the Company and to share in the appreciation of the value of our common stock. Additionally, stock options maintain a competitive level of total compensation. The Compensation Committee believes that stock options are inherently performance-based and are a form of at-risk compensation, as the optionee does not receive any benefit unless our stock price rises after the date that the option is granted, thus providing direct incentive for future performance. Stock option award levels are determined based on prevailing market practice and market data and vary among participants based on their positions within the Company.

The Company’s stock options typically have annual vesting over a four-year period and a term of ten years, in order to encourage a long-term perspective and to encourage key employees to remain with the Company. Vesting and exercise rights cease upon termination of employment. Prior to the exercise of an option, the holder has no rights as a stockholder with respect to the shares subject to such option, including voting rights and the right to receive dividends or dividend equivalents.

Restricted Stock Awards (RSAs). RSAs may be awarded for retention and succession planning purposes, and to assist the Company in granting market-competitive long-term incentive awards to its executives. RSAs may also be used in specific cases, such as in recruiting an executive, to replace vested benefits and/or an equity position at a prior employer. To date, the Company has not issued any RSAs to any employee.

Factors used to determine the number of equity-based long-term incentive awards to be granted to executive officers and other employees and service providers each year include prevailing market practice, projected business needs, the projected impact of stockholder dilution, and the impact of the implementation of SFAS No. 123R, which the Company adopted in the first quarter of 2006.

During fiscal year 2006, long-term incentive awards in the form of stock options were granted to our executive officers based on individual and corporate performance, as determined by the Committee, as well as the recommendations set forth in the Executive Compensation Review.

In 2007, the Compensation Committee will not grant any stock options or RSAs to our executive officers given our potential pending merger with Indevus Pharmaceuticals and the restrictions contained in the Merger Agreement entered into by the parties.

Other benefits

Our executive officer’s participate in benefit programs that are substantially the same as all other eligible employees of the Company.

The Company’s Policies with Respect to the Granting of Stock Options

Only the Compensation Committee may approve stock option grants to our executive officers. However, the Compensation Committee has delegated to our CEO the authority to grant options to employees below the level of vice president in an amount not to exceed 20,000 shares per grant. The board of directors does not grant stock options, although the Compensation Committee regularly reports its activity, including the approval of grants, to the board of directors.

Timing of Grants. Stock options are generally granted at regularly scheduled, predetermined meetings of the Compensation Committee. On limited occasion, grants may occur during an interim meeting of the Compensation Committee or upon unanimous written consent of the Compensation Committee, which occurs primarily for the purpose of approving a compensation package for newly hired or promoted executive. The CEO may make new hire and promotion grants to employees which coincide with the date of hire or promotion.

Option Exercise Price. The exercise price of a newly granted option is the closing price on NASDAQ on the date prior to the date of grant.

Chief Executive Officer Compensation for Fiscal Year 2006

Dr. Tierney entered into an Amended and Restated Executive Employment Agreement (the “Employment Agreement”) with the Company on July 5, 2006 to remain as our President and Chief Executive Officer. Under the Employment Agreement, Dr. Tierney will continue to serve as the Company’s President and Chief Executive Officer for the period commencing on July 5, 2006 through July 5, 2009, after which the Employment Agreement shall automatically renew for additional one-year periods, unless sooner terminated. In addition, and for no additional consideration, Dr. Tierney will serve as a member of the Company’s Board of Directors to the extent elected by the Company’s stockholders and consistent with the Company’s by-laws as they may be amended from time-to-time.

Accomplishments for fiscal 2006 under the leadership of Dr. Tierney include:

•	Completion of the Company’s Initial Public Offering in February 2006;

•	Completion of the acquisition of the Valstar product in March 2006;

•	Submission of the New Drug Application for Supprelin-LA in June 2006;

•	Completion of the expansion of manufacturing facilities;

•	Commencement of clinical trials for the Naltrexone implant; and

•	Negotiation of the merger agreement with Indevus Pharmaceuticals.

Chief Executive Officer base salary

For Dr. Tierney, the Compensation Committee targeted the twenty-fifth to fiftieth percentile of the base salary range for chief executive officers, as provided in the Executive Compensation Review, and established the base salary for Dr. Tierney at $350,000 for the period of July 1, 2006 to June 30, 2007. In addition, Dr. Tierney’s annual bonus potential under the VIP and his long-term compensation comprise a significant portion of his total potential compensation.

Chief Executive Officer annual bonus payment

Based on the fiscal year 2006 performance results described above, the non-equity incentive award earned by Dr. Tierney was $109,075 for fiscal year 2006. Dr. Tierney was eligible for an annual target bonus of fifty percent of his base salary of $350,000, or $175,000. Dr. Tierney’s target bonus was weighted seventy-five percent based on business performance and twenty-five percent based on individual performance. Dr. Tierney earned fifty percent on the Company’s performance aspect and one hundred percent on the individual performance aspect.

For fiscal year 2007, Dr. Tierney is eligible for an annual target bonus of 50% of his $350,000 base salary, or $175,000. Dr. Tierney’s annual bonus may range from zero to 1.6 times his target, or $280,000, depending on the Company’s performance against certain business criteria, as described more fully above in the discussion of our VIP.

Chief Executive Officer long-term incentive award

Dr. Tierney received a stock option award during fiscal year 2006, as noted in the “Grants of Plan Based Awards” table. The number of shares subject to the stock option award was determined by the Compensation Committee in its discretion based on our attainment of performance goals and accomplishments and Dr. Tierney’s attainment of individual goals and accomplishments.

In 2007, the Compensation Committee will not grant any stock options or RSAs to Dr. Tierney given our potential pending merger with Indevus Pharmaceuticals and the restrictions contained in the merger agreement entered into by the parties.

Discussion of Tax and Accounting Implications

Deductibility of Executive Compensation

As part of its role, the Compensation Committee reviews and considers the deductibility of executive compensation under Section 162(m) of the Code which precludes the Company from taking a tax deduction for individual compensation in excess of $1 million for our CEO and our four other highest-paid officers. This section also provides for certain exemptions to this limitation, specifically compensation that is performance-based within the meaning of Section 162(m) of the Code.

The Compensation Committee, however, reserves the right to award compensation to our executives in the future that may not qualify under Section 162(m) of the Code as deductible compensation. The Compensation Committee will, however, continue to consider all elements of the cost to the Company of providing such compensation, including the potential impact of Section 162(m) of the Code.

Nonqualified Deferred Compensation

On October 22, 2004, the American Jobs Creation Act of 2004 was signed into law, changing the tax rules applicable to nonqualified deferred compensation arrangements. While the final regulations have not become effective yet, the Company believes it is operating in good faith compliance with the statutory provisions which were effective January 1, 2005.

Accounting for Stock-Based Compensation

Beginning on January 1, 2006, the Company began accounting for stock-based payments including its stock options and RSAs in accordance with the requirements of FASB Statement 123(R).

Compensation Committee Report

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and, based on such review and discussions, the Compensation Committee recommended to the Board that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K.

Submitted by the Compensation Committee of the Board

Howard Silverman, Chairman

David Dantzker, M.D.

John T. Spitznagel

The following table summarizes the compensation earned for the fiscal year ended December 31, 2006, by our Principal Executive Officer, Principal Financial Officer and the other four most highly paid executive officers whose total salary and bonus awards exceeded $100,000 for the year ended December 31, 2006. In this Annual Report on Form 10-K, we refer to these individuals as our “named executive officers.”

Summary Compensation Table

Name and Principal Position	Year	(1) Salary ($)	(2) Option Awards ($)	(3) Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)		Total Compensation ($)
David S. Tierney, M.D (10)	2006	$337,500	$97,924	$109,075	$7,800	(4)	$552,299
President and Chief Executive Officer
(Principal Executive Officer)

Andrew T. Drechsler	2006	$204,250	$182,135	$45,179	$7,770	(5)	$439,334
Chief Financial Officer
(Principal Financial Officer)

Petr F. Kuzma	2006	$164,375	$27,622	$26,061	$7,957	(6)	$226,015
Vice President of Research and Development

Jeremy D. Middleton (11)	2006	$119,480	$35,277	$26,190	$1,758	(7)	$182,705
Vice President of Business Development

Pete J. Perron (12)	2006	$102,917	$44,215	—	$91,620	(8)	$238,752
Vice President of Sales

Matthew L. Rue, III	2006	$195,542	$45,196	$42,899	$8,040	(9)	$291,677
Vice President of Marketing And Commercial Development

(1)	Amount represents the base salary earned in the year stated.
(2)	Amount represents the amount of compensation expense recognized under SFAS 123( R) for the year, disregarding any estimate of future forfeitures. See Note 10 of the financial statements of this Annual Report regarding the assumptions underlying the valuation of equity awards.
(3)	Amount represents the Non-Equity Incentive awards earned in the year stated under the Valera Incentive Plan.
(4)	Amount includes $7,500 of matching contributions made by Valera under its 401 (k) plan and $300 of life insurance premiums paid by Valera.
(5)	Amount includes $7,500 of matching contributions made by Valera under its 401 (k) plan and $270 of life insurance premiums paid by Valera.
(6)	Amount includes $5,977 of matching contributions made by Valera under its 401 (k) plan and $1,980 of life insurance premiums paid by Valera.
(7)	Amount includes $1,583 of matching contributions made by Valera under its 401 (k) plan and $175 of life insurance premiums paid by Valera.
(8)	Amount includes $87,083 in connection with severance related to termination of employment, $4,375 of matching contributions made by Valera under its 401 (k) plan and $162 of life insurance premiums paid by Valera.
(9)	Amount includes $6,750 of matching contributions made by Valera under its 401 (k) plan and $1,290 of life insurance premiums paid by Valera.
(10)	Mr. Tierney entered into a new employment agreement with Valera in July of 2006, with an annual salary of $350,000.
(11)	Mr. Middleton joined Valera in May 2006 at an annual salary of $190,000.
(12)	Mr. Perron left Valera in July 2006 at an annual salary of $190,000.

The following table summarizes the grants of plan based awards given to the named executives for fiscal year 2006:

Grants of Plan-Based Awards

Name	Grant Date	Estimated Future Payouts under Non-Equity Incentive Plan Awards			Estimated Future Payouts under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of	All Other Option Awards: Number of Securities		Exercise or Base Price of Option Awards ($/Sh)	Fair Value of Option Awards ($/Sh)
		Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum ($)	Stock or Units (#)	Underlying Options (#)
David S. Tierney, M.D	2/2/06	$0	$175,000	$280,000	—	—	—	—	40,000	(1)	$9.00	$5.52

Andrew T. Drechsler	2/2/06	$0	$72,485	$115,976	—	—	—	—	30,000	(1)	$9.00	$5.52

Petr F. Kuzma	2/2/06	$0	$41,813	$66,900	—	—	—	—	10,000	(1)	$9.00	$5.52

Jeremy D. Middleton	5/23/06	$0	$66,500	$106,400	—	—	—	—	40,000	(1)	$8.85	$5.80

Pete J. Perron	2/2/06	—	—	—	—	—	—	—	20,000	(2)	$9.00	$5.52

Matthew L. Rue, III	2/2/06	$0	$68,827	$110,124	—	—	—	—	20,000	(1)	$9.00	$5.52

(1)	This option vests in four equal annual installments beginning on the first anniversary of the date of grant.
(2)	Mr. Perron was granted 20,000 stock options at an exercise price of $9.00 per option with a fair value of $5.80 per option. These options were granted on February 2, 2006. None of these stock options will vest due to the fact; Mr. Perron left the Company in July 2006.

Executive Officer Compensation Arrangements

Employment Agreements

David S. Tierney, M.D., entered into an Amended and Restated Executive Employment Agreement with the Company to remain as our President and Chief Executive Officer on July 5, 2006. Pursuant to the terms of Dr. Tierney’s employment agreement, Dr. Tierney will continue to serve as our President and Chief Executive Officer for the period commencing on July 5, 2006 through July 5, 2009, after which his employment agreement will automatically renew for additional one-year periods, unless sooner terminated. In addition, and for no additional consideration, Dr. Tierney will serve as a member of our board of directors to the extent elected by our stockholders and consistent with our by-laws as they may be amended from time-to-time.

Dr. Tierney’s employment agreement provides that Dr. Tierney will be paid an annual base salary of $350,000 and will be eligible to participate in any annual bonus program established by our board of directors and benefit plans and programs that are generally available to our other employees. Our board of directors (excluding Dr. Tierney if he is a director) will review Dr. Tierney’s performance annually and make appropriate adjustments to Dr. Tierney’s base salary.

In the event Dr. Tierney’s employment is terminated as a result of his death or permanent disability, Dr. Tierney and/or his spouse or dependents, as applicable, will receive 24 months in the case of death and 29 months in the case of permanent disability, of healthcare and dental insurance continuation at the Company’s expense. In the event Dr. Tierney’s employment is terminated without cause or by him for good reason, Dr. Tierney will receive any earned and accrued but unpaid annual bonus and the continuation of his then current base salary until the last day of the 12-month period following the date of such termination, provided, that if such termination occurs within 30 days prior to, or one year following, a change in control, Dr. Tierney will continue to receive his then current base salary for the 24-month period following the date of such termination and will receive a bonus equal to two times the highest annual bonus received by him during our three most recently completed fiscal years, or a Change in Control Payment. All payments in connection with a change in control are subject to reduction to the extent that the reduction would avoid the imposition of certain “golden parachute” excise taxes.

In December of 2006, Dr. Tierney entered into a letter agreement with us which eliminated the “double trigger” for payment of his Change of Control Payment. As such, Dr. Tierney will be entitled to receive the Change in Control Payment immediately upon a change in control and will not need to suffer a termination of employment in the manner described above as an addition condition to payment. It is expected that the Change in Control Payment will be made to Dr. Tierney upon the closing of the merger with Indevus Pharmaceuticals.

In connection with the Employee Agreement, Dr. Tierney also entered into an employee confidentiality and non-competition agreement with us.

Our remaining executive officers are not parties to any employment agreement with the Company.

Change in Control Agreements

We entered into separate change in control agreements with each of Messrs. Kuzma, Middleton, and Rue. Under the agreements, if an executive’s employment is terminated by us without cause, or by the executive following a demotion, relocation or certain other similar reasons, within the period that is between 30 days prior to, and one year following, the date we consummate a “change in control” (as defined in each of the agreements), then the executive will be entitled to a severance payment, or Change in Control Payment, equal to the sum of his or her annual base salary and “bonus amount”. “Bonus amount” is defined in the agreements as the executive’s target annual bonus or, if after the first anniversary of the date the agreement was entered into, the highest annual bonus received by the executive during the prior three years (or such lesser number of years the executive was employed by us). The agreements also provide for payment of any unpaid bonus earned with respect to the year ended prior to the date the executive’s employment terminated and the waiver of any applicable COBRA premiums for the executive (and, if applicable, his or her spouse and dependents) for a period of twelve months following termination of employment. Under the agreements, all payments to an executive in connection with a change in control are subject to reduction to the extent that the reduction would avoid the imposition of certain “golden parachute” excise taxes. The payment of benefits is conditioned upon execution by the executive of a release and the executives are subject to confidentiality and proprietary information covenants following cessation of employment.

We have also entered into a change of control agreement with Andrew Drechsler. Upon a change of control, Mr. Drechsler will be entitled to a severance payment equal two times his then current base salary and will receive a bonus equal to the greater of two times his target bonus or two times the highest annual bonus received by him during the Company’s three most recently completed fiscal years. In addition, the Company will waive any applicable COBRA premiums for Mr. Drechsler (and, if applicable, his spouse and dependents) for a period of twenty four months following the change of control.

In December of 2006, each of Messrs. Drechsler, Middleton and Rue entered into a letter agreement with us which eliminated the “double trigger” for payment of their Change of Control Payment. As such, each will be entitled to receive the Change in Control Payment immediately upon a change in control and will not need to suffer a termination of employment as an addition condition to payment. It is expected that the Change in Control Payment will be made to Messrs. Drechsler, Middleton and Rue upon the closing of the merger with Indevus Pharmaceuticals.

The estimated amounts of any post-employment and change in control payments for our executive officers is provided below under “Potential Payments upon a Termination or Change in Control.”

The following table summarizes all outstanding equity awards for the named executives at December 31, 2006:

Outstanding Equity Awards at Fiscal Year-End

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock Have Not Vested (#)	Market Value of Shares or Units Of Stock That Have Not Vested ($)	Equity Incentive Plan Awards Number of: Unearned Shares, Units, or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
David S. Tierney, M.D	166,666	—	—	$3.00	10/15/12	—	—	—	—
	162,501	54,166	—	$3.00	12/1/13	—	—	—	—
	39,584	39,583	—	$3.00	10/4/14	—	—	—	—
	—	40,000	—	$9.00	2/2/16	—	—	—	—

Andrew T. Drechsler	19,793	59,373		$12.00	6/27/15	—	—	—	—
	—	30,000	—	$9.00	2/2/16	—	—	—	—

Petr F. Kuzma	16,667	—	—	$3.00	10/15/12	—	—	—	—
	31,251	10,416	—	$3.00	12/1/13	—	—	—	—
	12,500	12,500	—	$3.00	10/4/14	—	—	—	—
	—	10,000	—	$9.00	2/2/16	—	—	—	—

Jerry D. Middleton	—	40,000	—	$8.85	5/23/16	—	—	—	—

Pete J. Perron	—	—	—	—	—	—	—	—	—

Matthew L. Rue, III	50.000	—	—	$3.00	10/15/12	—	—	—	—
	25,000	8,333	—	$3.00	12/1/13	—	—	—	—
	16,667	16,666	—	$3.00	10/4/14	—	—	—	—
	—	20,000	—	$9.00	2/2/16	—	—	—	—

The following table summarizes all option exercises and stock vesting for the named executive officers during the fiscal year 2006:

Option Exercises and Stock Vested

	Option Awards		Stock Awards
Name	Number of Shares Acquired On Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired On Vesting (#)	Value Realized on Vesting ($)
David S. Tierney, M.D	—	—	—	—

Andrew T. Drechsler	—	—	—	—

Petr F. Kuzma	—	—	—	—

Jerry D. Middleton	—	—	—	—

Pete J. Perron	41,667	$126,714	—	—

Matthew L. Rue, III	—	—	—	—

Potential Payments upon Termination or Change in Control

Our executive officers are eligible to receive benefits under certain conditions in accordance with each executive officer’s employment and/or change of control agreement with us. To determine the level of benefits provided under each of our executive officer’s severance agreements, data regarding peer practice, the circumstances of the situation, and impact on stockholders was considered. In each instance, the severance benefit is constructed such that the benefit is discrete and capped under a one-time payment, limiting any potential on-going liability.

The tables below reflect the amount of compensation to each of the named executive officers of the Company in the event of termination of such executive’s employment. The amount of compensation payable to each executive officer upon voluntary termination, involuntary not-for-cause termination, termination following a change of control and in the event of disability or death of the executive is shown below. The amounts shown assume that such termination was effective as of December 31, 2006, and thus includes amounts earned through such time and are estimates of the amounts which would be paid out to the executives upon their termination. The actual amounts to be paid out can only be determined at the time of such executive’s separation from us.

Potential Payments upon Termination and Change in Control

	Cash Severance	Continuation of Medical Benefits (present value)	Acceleration of Unvested Equity Awards	Change in Control Payment	Total Benefits
David S. Tierney, M.D.
Death		$27,984			$27,984
Disability		$33,814			$33,814
Involuntary termination without cause or for good reason	$350,000				$350,000
Involuntary termination without cause or for good reason within 30 days prior to or 12 months following a change in control				$934,376	$934,376
Change in Control				$934,376	$934,376
Andrew T. Drechsler
Death
Disability
Involuntary termination without cause or for good reason
Involuntary termination without cause or for good reason within 30 days prior to or 12 months following a change in control		$28,000		$606,701	$634,701
Change in Control		$28,000		$606,701	$634,701
Petr F. Kuzma
Death
Disability
Involuntary termination without cause or for good reason
Involuntary termination without cause or for good reason within 30 days prior to or 12 months following a change in control		$14,000		$209,591	$223,591
Change in Control
Jeremy D. Middleton
Death
Disability
Involuntary termination without cause or for good reason
Involuntary termination without cause or for good reason within 30 days prior to or 12 months following a change in control		$14,000		$270,608	$284,608
Change in Control		$14,000		$270,608	$284,608
Matthew L. Rue
Death
Disability
Involuntary termination without cause or for good reason
Involuntary termination without cause or for good reason within 30 days prior to or 12 months following a change in control		$14,000		$263,324	$277,324
Change in Control		$14,000		$263,324	$277,324

Accrued Pay and Regular Retirement Benefit.

The amounts shown in the table above do not include payments and benefits to the extent they are provided on a non-discriminatory basis to salaried employees generally upon termination of employment. These include:

•	Accrued salary and vacation pay;

•	Earned and accrued but unpaid annual bonus; and

•	Distributions of plan balances under the Valera Pharmaceuticals, Inc. 401(k) plan.

Continuation of medical and welfare benefits

Represents the present value of the of continued coverage equivalent to the Company’s current active employee medical insurance.

Payments made upon a change in control

These payments are described above under “Executive Officer Compensation Arrangement”

Acceleration of unvested equity awards

Upon a change in control, any unvested stock options, restricted stock, or other equity awards may become immediately vested. The board of directors has the discretion to accelerate the vesting of equity awards upon a change of control. The amounts in this column represent the excess (if any) between the closing price of our common stock as of December 31, 2006 and the exercise price of the unvested options subject to the acceleration.

Valera Pharmaceuticals, Inc. Equity Incentive Plan

In September 2002, we adopted our Equity Incentive Plan or Equity Plan, which was approved by our stockholders in May 2003. Our Equity Plan provides for the award of:

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

401(k) plan

We maintain a retirement plan for all employees who satisfy certain eligibility requirements, including requirements, including requirements relating to age and length of service. The retirement plan is intended to qualify as a tax-qualified plan under Section 401 of the Internal Revenue Code. The retirement plan provides that each participant may contribute up to a statutory limit, which for most employees was $14,000 in 2005 and $15,000 in 2006 and will be $15,500 in 2007. The Company’s contributions to the plan are discretionary. In 2007, the Company’s contributions to the plan are expected to match 50% of the employee’s contribution, with such amount not to exceed the lessor of 10% of total compensation or $5,000. Under the plan, each employee is fully vested in his or her deferred salary contributions. The Company’s contributions vest annually over a three year period. Employee contributions are held and invested by the plan’s trustee at the direction of the employee. The retirement plan also permits us to make discretionary contributions and matching contributions, subject to established limits and vesting schedule. To date, we have not made any discretionary contributions to the retirement and deferred savings plan on behalf of participating employees.

Other Compensation Plans

The Company does not offer a defined benefit plan or a nonqualified deferred compensation plan for any of its employees.

Director Compensation

The following table summaries the director compensation earned during fiscal 2006:

Director Compensation
Name	Fees Earned or Paid in Cash	Stock Awards ($)	Option Award ($) (9)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
James C. Gale (1)	$30,917	—	$7,116	—	—	—	$38,033

David R. Dantzker, M.D. (2)	$23,667	—	$6,614	—	—	—	$30,281

Jerome Feldman (3)	$22,667	—	$6,614	—	—	—	$29,281

Hubert Huckel, M.D. (4)	$24,667	—	$6,614	—	—	—	$31,281

Jeffrey Krauss (5)	$32,042	—	$15,655	—	—	—	$47,697

Ogden R. Reid (6)	$23,167	—	$6,614	—	—	—	$29,781

Howard Silverman (7)	$28,667	—	$6,614	—	—	—	$35,281

John T. Spitznagel (8)	$21,667	—	$6,614	—	—	—	$28,281

(1)	Mr. Gale has a total of 20,883 of stock options outstanding as of December 31, 2006.
(2)	Mr. Dantzker has a total of 22,500 of stock options outstanding as of December 31, 2006.
(3)	Mr.Feldman has a total of 15,000 of stock options outstanding as of December 31, 2006.
(4)	Mr. Huckel has a total of 36,666 of stock options outstanding as of December 31, 2006.
(5)	Mr. Krauss has a total of 22,500 of stock options outstanding as of December 31, 2006.
(6)	Mr. Reid has a total of 22,500 of stock options outstanding as of December 31, 2006.
(7)	Mr. Silverman has a total of 22,500 of stock options outstanding as of December 31, 2006.
(8)	Mr. Spitznagel has a total of 36,666 of stock options outstanding as of December 31, 2006.
(9)	Amount represents the amount of compensation expense recognized under SFAS 123( R) for the year, neglecting any forfeiture estimates.

Note: During the fiscal year 2006, each director was granted 7,500 stock options at an exercise price of $8.85 per option and a fair value of $5.80 per option.

On May 23, 2006, our board of directors approved a compensation plan for non-employee directors. Effective as of February 2, 2006, the following compensation will be paid to each non-employee director (paid quarterly in arrears):

Annual Retainer: Each non-employee director will receive an annual retainer of $16,000. The chairman of the board will receive an annual retainer of $9,000 in addition to the non-employee director annual retainer of $16,000 for a total of $25,000 annually. The chairman of our Audit Committee will receive an annual retainer of $7,500 in addition to the non-employee director annual retainer of $16,000 for a total of $23,500 annually. The chairman of our Compensation Committee will receive an annual retainer of $6,000 in addition to the non-employee director annual retainer of $16,000 for a total of $22,000 annually.

Board and Committee Meeting Attendance Fees: Each non-employee director will receive compensation of $1,500 for each board meeting attended in person and $500 for each board meeting attended by telephone and $500 for each committee meeting whether attended in person or via telephone.

Appointment and Re-election. Each non-employee director will be entitled to receive stock option awards at the time of appointment or re-election to the Board.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding the beneficial ownership of our common stock as of December 31, 2006, for the following individuals, entities or groups:

•	each person or entity who we know beneficially owns more than 5% of our outstanding common stock;

•	each of the executive officers;

•	each of our directors; and

•	all directors and executive officers as a group.

Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the shares. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options held by that person that are currently exercisable or will become exercisable within 60 days of December 31, 2006 are deemed outstanding and are included in the number of shares beneficially owned and are also are shown separately in the column below entitled “Options Exercisable within 60 Days of December 31, 2006”, while the shares are not deemed outstanding for purposes of computing percentage ownership of any other person. Except as otherwise indicated, and subject to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of common stock held by them.

Applicable percentage ownership in the following table is based on 14,936,641 shares of common stock outstanding as of December 31, 2006. Unless otherwise indicated, the address for each stockholder listed in the table is c/o Valera Pharmaceuticals, Inc., 7 Clarke Drive, Cranbury, New Jersey 08512.

	Number of Shares Beneficially Owned	Options Exercisable within 60 days of December 31, 2006	Ownership %
Five Percent Stockholders:

Sanders Morris Harris, Inc. (1)	5,455,605	5,625	36.5%

MXL Industries, Inc. (2)	2,070,670	—	13.9%

Accipiter Capital Management LLC (3)	755,350	—	5.1%

Directors and Named Executive Officers:

David S. Tierney, M.D.	385,251	378,751	2.5%

Andrew T. Drechsler	28,893	27,293	*

Petr F. Kuzma	64,018	62,918	*

Jeremy D. Middleton	—	—	*

Matthew L. Rue, III	96,667	96,667	*

James C. Gale (4)	5,459,772	9,792	36.5%

David R. Dantzker, M.D.	140,003	11,250	*

Jerome Feldman (5)	2,076,295	5,625	13.9%

Hubert Huckel, M.D.	28,508	25,208	*

Jeffrey M. Krauss (6)	735,537	7,500	4.9%

Ogden R. Reid	12,917	12,917	*

Howard Silverman	26,250	11,250	*

John T. Spitznagel	25,208	25,208	*

All Directors and Executive Officers as a Group (15 persons)	9,095,987	691,047	58.2%

*	Less than 1%
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

(2)	MXL Industries, Inc. is a wholly-owned subsidiary of National Patent Development Corporation, a publicly held corporation. Mr. Feldman is the chairman of the board of directors and chief executive officer of National Patent Development Corporation. The address for MXL Industries, Inc. is 777 Westchester Avenue, Fourth Floor, White Plains, NY 10604.
(3)	Includes 262,036 shares held by Accipiter Life Sciences Fund, LP, 251,582 shares held by Accipiter Life Sciences Fund (Offshore), Ltd, 63,059 shares held by Accipiter Life Sciences Fund II, LP, 115,136 shares held by Accipiter Life Sciences Fund II (Offshore), Ltd. And 63,537 shares held by Accipiter Life Sciences Fund II (QP), LP based on information filed jointly with the SEC on December 13, 2006 by Accipiter Life Sciences Fund, LP (ALSF), Accipiter Life Sciences Fund (Offshore), Ltd. (Offshore), Accipiter Life Sciences Fund II, LP (ALSF II), Accipiter Life Sciences Fund II (Offshore), Ltd. (Offshore II), Accipiter Life Sciences Fund II (QP), LP (QP II), Accipiter Capital Management LLC (Management), Candens Capital, LLC (Candens), and Gabe Hoffman. Gabe Hoffman is the managing member of Candens, which in turn is the general partner of ALSF, ALSF II and QP II and the managing member of Management, which in turn is the investment manager of Offshore and Offshore II. The address for these persons is 399 Park Avenue, 38th Floor, New York, New York 10022.
(4)	Includes 5,455,605 shares held by Sanders Morris Harris Inc. described in footnote 1 above. The number of options exercisable within 60 days of January 1, 2007 includes 5,625 options held by affiliates of SMH. Mr. Gale is an affiliate of SMH and manages the funds described in footnote 1 above. Mr. Gale disclaims beneficial ownership of the 5,455,605 shares held by SMH except to the extent of his pecuniary interest in the funds described in footnote 1 above.
(5)	Includes 2,070,670 shares held by MXL Industries, Inc. Mr. Feldman is the chairman of the board of directors and chief executive officer of National Patent Development Corporation, the parent of MXL Industries, Inc. Mr. Feldman disclaims beneficial ownership of the 2,070,670 shares held by MXL Industries, Inc.
(6)	Includes 735,537 shares held by Psilos Group. Mr. Krauss is a managing director of Psilos Group. Mr. Krauss disclaims beneficial ownership of the 735,537 shares held by Psilos Group, except to the extent of his pecuniary interest in the fund.

Item 13.	Certain Relationships and Related Transactions

We have entered into certain agreements or transactions with certain officers, directors and 5% stockholders during fiscal year 2006. These agreements or transactions are each summarized below. The following description is only a summary of what we believe are the material provisions of the agreements.

Spepharm Holding B.V.

On July 17, 2006, we entered into the Shareholders’ Agreement pursuant to which we Company received a 19.9% ownership in a newly created Dutch company called Spepharm Holding B.V. In accordance with the Shareholders’ Agreement, David S. Tierney, M.D., our President and Chief Executive Officer and Mr. James Gale, our chairman of the board of directors, were appointed as members of Spepharm’s initial supervisory board. Additional investors in Spepharm include Life Sciences Opportunities Fund (Institutional) II, L.P and Life Sciences Opportunities Fund II, L.P. Both funds are funds managed by, and affiliates of, SMH, whose affiliates own approximately 37% of the our outstanding common stock. Mr. Gale is a Managing Director of SMH and the investment manager of such funds that hold shares of our Company and has sole voting and dispositive power over such shares. SMH, along with a third party unaffiliated with our Company, have committed EUR 20,000,000 to the Spepharm venture. In addition, on September 27, 2006, we entered into a License and Distribution Agreement with Spepharm Holding B.V. Under the terms of the agreement, we will give Spepharm the exclusive licensing and distributing rights to our products under the trademarks Vantas and Supprelin®-LA in the European Union as well as Norway and Switzerland for a period of ten years, unless sooner terminated as provided by the agreement. Spepharm will pay us for our supply and Spepharm’s distribution of the products under the agreement an aggregate amount equal to forty percent (40%) of Net Sales (“the Royalty Amount”) as defined by the agreement based on an established transfer price. In addition, following the end of each quarter, Spepharm will pay us an amount equal to the difference between (a) the aggregate Royalty Amount for such calendar quarter minus (b) the aggregate transfer prices paid by Spepharm during such calendar quarter.

Item 14.	Principal Accountant Fees and Services

Fees for Ernst & Young LLP for the years ended December 31, 2006 and 2005 (in thousands):

	2006	2005
Audit Fees	$375	$566
Audit-Related Fees	4	—
All Other Fees	2	2

Total	$381	$568

“Audit Fees” consists of fees for the audit of our annual financial statements, review of the financial statements and services that are normally provided by the independent auditors in connection with statutory and regulatory filings or engagements for those fiscal years. This category also includes advice on audit and accounting matters that arose during, or as a result of, the audit or the review of interim financial statements and the preparation of an annual “management letter” on internal control matters. The 2005 fees include $371,000 related to our initial public offering.

“Audit-Related Fees” consists of assurance and related services by Ernst & Young LLP that are reasonably related to the performance of the audit or review of our financial statements and are not reported above under “Audit Fees.” The 2006 fees of $4,000 relates to services related to our proposed merger transaction with Indevus Pharmaceuticals, Inc.

“All Other Fees” for fiscal year 2006 and 2005 were related to accounting research software.

Pre-approval Policy. The Audit Committee has established a policy governing our use of Ernst & Young LLP for non-audit services. Under the policy, the Audit Committee is required to pre-approve all audit and non-audit services performed by the our independent auditors in order to ensure that the provision of such services does not impair the auditors’ independence. The Audit Committee pre-approves certain Audit and Audit-Related Services, subject to certain fee levels. Any proposed services that are not a type of service that has been pre-approved or that exceed pre-approval cost levels require specific approval by the Audit Committee in advance. The Audit Committee periodically revises the lists of pre-approved service types set forth in the policy as required. In fiscal years 2006 and 2005, all fees identified above under the captions “Audit Fees,” “Audit-Related Fees,” “Tax Fees” and “All Other Fees” that were billed by Ernst & Young LLP were approved by the Audit Committee in accordance with SEC requirements.

Part IV

Item 15.	Exhibits and Financial Statement Schedules

(a) Exhibits.

Exhibit Number	Exhibit
2.1	Agreement and Plan of Merger dated December 11, 2006 by and among Indevus Pharmaceuticals, Inc., Hayden Merger Sub, Inc. and Valera Pharmaceuticals, Inc. (11)

3.1	Amended and Restated Certificate of Incorporation(2)

3.2	Amended and Restated Bylaws(2)

4.1	Specimen Common Stock Certificate(2)

4.2	Second Amended and Restated Investor Rights Agreement dated August 16, 2004(6)

4.3	Form of Incentive Stock Award Agreement(6)

4.4	Form of Non-Qualified Stock Option Agreement(6)

10.1	Amended and Restated Executive Employment Agreement by and between Valera Pharmaceuticals, Inc. and David S. Tierney, M.D. dated July 5, 2006 (7)

10.2	License and Distribution Agreement between Hydro Med Sciences, Inc. and Paladin Labs, Inc. dated October 3, 2002(5)

10.3	Investment Agreement between Hydro Med Sciences, Inc. and Paladin Labs, Inc. dated October 3, 2002(5)

10.4	License and Distribution Agreement between Valera Pharmaceuticals, Inc. and Key Oncologics dated September 17, 2003(5)

10.5	Termination Agreement, License Back and Option between Hydro Med Sciences, Inc. and Shire US Inc. dated December 21, 2001(6)

10.6	Termination of Agreement dated September 12, 1990 between National Patent Development Corporation and The Population Council, Inc. dated October 1, 1997(6)

10.7	Amendment to the Termination of the Joint Development Agreement between GP Strategies Corporation and The Population Council, Inc. dated November 29, 2001(6)

10.8	Amendment No. 2 to Termination Agreement between Valera Pharmaceuticals, Inc. and The Population Council, Inc. dated August 31, 2004(6)

10.9	Lease Agreement between National Patent Development Corporation and Cedar Brook Corporate Center, L.P. dated October 6, 1997(6)

10.10	Amendment to Lease between Valera Pharmaceuticals, Inc. and Cedar Brook Corporate Center, L.P. dated January 7, 2004(6)

10.11	Lease Agreement between Valera Pharmaceuticals, Inc. and Cedar Brook 7 Corporate Center, L.P. dated March 8, 2005(6)

10.12	Contribution Agreement between Hydro Med Sciences, Inc. and GP Strategies Corporation dated June 30, 2000(6)

10.13	License and Distribution Agreement between Valera Pharmaceuticals, Inc. and BioPro Pharmaceutical, Inc. dated January 28, 2005(6)

10.14	Valera Pharmaceuticals, Inc. 2002 Equity Incentive Plan(6)

10.15	Group Purchasing Agreement between Valera Pharmaceuticals, Inc. and International Physician Networks, LLC dated as of March 21, 2005**(5)

10.16	Group Purchasing Agreement between Valera Pharmaceuticals, Inc. and International Physician Networks, LLC (on behalf of United States Urology Practices) dated as of March 21, 2005**(5)

10.17	Agreement between National Patent Development Corporation and Dento-Med Industries, Inc. dated November 30, 1989(6)

10.18	Fee for Services Agreement between Valera Pharmaceuticals, Inc. and Besse Medical Supply dated as of March 21, 2005**(5)

10.19	Collaboration and Development Agreement between Valera Pharmaceuticals, Inc. and Alpex Pharma S.A. dated April 6, 2005**(5)

10.20	Form of Change in Control Agreement with Executive Officers(4)

10.21	Asset Purchase Agreement between Valera Pharmaceuticals, Inc. and Anthra Pharmaceuticals, Inc. dated as of September 28, 2005**(1)

10.22	Credit Agreement between Valera Pharmaceuticals, Inc. and Merrill Lynch Capital dated October 20, 2005(3)

10.23	Distribution Agreement between Valera Pharmaceuticals, Inc. and Teva-Tuteur dated December 9, 2005(3)

10.24	Supply Agreement by and between Valera Pharmaceuticals, Inc. and Plantex USA Inc.** (8)

10.25	Investment and Shareholders’ Agreement with Spepharm Holding B.V. (9)

10.26	License and Distribution Agreement between Valera Pharmaceuticals, Inc. and Spepharm Holding B.V. (9)

10.27	Revised Research and Development Proposal dated April 27, 2005, between Valera Pharmaceuticals, Inc. and Poly-Med, Inc. (10)

10.28	Advanced Development and Pilot Production Outline issued by the Company and Poly-Med on March 24, 2006 and revised on April 10, 2006. (10)

10.29	Letter Agreement dated December 4, 2006, between Valera Pharmaceuticals, Inc. and Poly-Med, Inc. (10)

10.30	Form of Letter Agreement dated December 21, 2006 to Amend Change in Control Agreements by and between Valera Pharmaceuticals, Inc. and certain officers (12)

10.31	Letter Agreement dated December 21, 2006 to Amend Amended and Restated Executive Employment Agreement by and between Valera Pharmaceuticals, Inc. and David S. Tierney (12)

10.32	Co-Promotion and Marketing Services Agreement dated December 11, 2006 by and between Valera Pharmaceuticals, Inc. and Indevus Pharmaceuticals, Inc.**(13)

14.1	Corporate Code of Business Conduct and Ethics*

21.1	List of Subsidiary(4)

31.1	Certificate of the Chief Executive Officer of Valera Pharmaceuticals, Inc. pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934*

31.2	Certificate of the Chief Financial Officer of Valera Pharmaceuticals, Inc. pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934*

32	Certificate of the Chief Executive Officer and the Chief Financial Officer of Valera Pharmaceuticals, Inc. pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 United States § 1350*

*	Filed herewith
**	Portions omitted pursuant to a request for confidential treatment under Rule 406.
(1)	Filed as an Exhibit to Amendment No. 6 to Registration Statement on Form S-1 (File No. 333-123288) filed on January 30, 2006, and incorporated herein by reference.
(2)	Filed as an Exhibit to Amendment No. 5 to Registration Statement on Form S-1 (File No. 333-123288) filed on January 17, 2006, and incorporated herein by reference.
(3)	Filed as an Exhibit to Amendment No. 4 to Registration Statement on Form S-1 (File No. 333-123288) filed on December 9, 2005, and incorporated herein by reference.

(4)	Filed as an Exhibit to Amendment No. 3 to Registration Statement on Form S-1 (File No. 333-123288) filed on September 29, 2005, and incorporated herein by reference.
(5)	Filed as an Exhibit to Amendment No. 2 to Registration Statement on Form S-1 (File No. 333-123288) filed on April 20, 2005, and incorporated herein by reference.
(6)	Filed as an Exhibit to Registration Statement on Form S-1 (File No. 333-123288) filed on March 14, 2005, and incorporated herein by reference.
(7)	Filed as an Exhibit to Current Report on Form 8-K filed on July 10, 2006, and incorporated herein by reference.
(8)	Filed as an Exhibit to Quarterly Report on Form 10-Q filed on August 9, 2006, and incorporated herein by reference.
(9)	Filed as an Exhibit to Quarterly Report on Form 10-Q filed on November 9, 2006, and incorporated herein by reference.
(10)	Filed as an Exhibit to Current Report on Form 8-K filed on December 11, 2006, and incorporated herein by reference.
(11)	Filed as an Exhibit to Current Report on Form 8-K filed on December 12, 2006, and incorporated herein by reference.
(12)	Filed as an Exhibit to Current Report on Form 8-K filed on December 27, 2006, and incorporated herein by reference.
(13)	Filed as an Exhibit to Current Report on Form 8-K/A filed on January 26, 2007, and incorporated herein by reference.

(b) Financial Statement Schedules.

Financial statements and schedule filed as a part of this Form 10-K are listed in the Index to Financial Statements on page 59. All other financial statement schedules are omitted because they are not applicable or not required, or because the required information is included in the financial statements or notes thereto.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 22, 2007.

VALERA PHARMACEUTICALS, INC.

By:	/s/ ANDREW T. DRECHSLER
Name:	Andrew T. Drechsler
Title:	Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ DAVID S. TIERNEY, M.D.	President, Chief Executive Officer and Director (Principal Executive Officer)	February 22, 2007
David S. Tierney, M.D.

/s/ ANDREW T. DRECHSLER	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 22, 2007
Andrew T. Drechsler

/s/ JAMES C. GALE	Chairman of the Board of Directors	February 22, 2007
James C. Gale

/s/ DAVID DANTZKER, M.D.	Director	February 22, 2007
David Dantzker, M.D.

/s/ JEROME FELDMAN	Director	February 22, 2007
Jerome Feldman

/s/ HUBERT HUCKEL, M.D.	Director	February 22, 2007
Hubert Huckel, M.D.

/s/ JEFFREY KRAUSS	Director	February 22, 2007
Jeffrey Krauss

/s/ OGDEN R. REID	Director	February 22, 2007
Ogden R. Reid

/s/ HOWARD SILVERMAN	Director	February 22, 2007
Howard Silverman

/s/ JOHN T. SPITZNAGEL	Director	February 22, 2007
John T. Spitznagel